Form 10-Q
period 1996-03-31
STANDARD FEDERAL BANCORPORATION INC
filed 1996-05-08
CIK 944399

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTER ENDED MARCH 31, 1996

  [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO _________________

                        Commission File Number: 1-13734


                     STANDARD FEDERAL BANCORPORATION, INC.
             (Exact name of registrant as specified in its charter)


             Michigan                                        38-2899274
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)

  2600 West Big Beaver Road, Troy, Michigan                    48084
  (Address of principal executive offices)                   (Zip Code)


        Registrant's telephone number, including area code: 810-643-9600



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes     X              No
                                -----               -----

         The number of shares outstanding of the registrant's $1.00 par value common stock as of May 3, 1996, was 31,301,195.

                     STANDARD FEDERAL BANCORPORATION, INC.

                                     INDEX






                                                                                                             PAGE
- - -----------------------------------------------------------------------------------------------------------------

PART I.          FINANCIAL INFORMATION


         Item 1. Financial Statements

                 Consolidated Statements of Financial Condition -
                 March 31, 1996, December 31, 1995, and March 31, 1995                                          1

                 Consolidated Statements of Income - Three Months Ended
                 March 31, 1996 and 1995                                                                        2

                 Consolidated Statements of Cash Flows - Three Months Ended
                 March 31, 1996 and 1995                                                                      3-4

                 Notes to Consolidated Financial Statements                                                   5-9

                 Independent Accountants' Report                                                               10


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                 Operations for the Three Months Ended March 31, 1996 and 1995                              11-22


PART II.         OTHER INFORMATION


         Item 1. Legal Proceedings                                                                             23

         Item 5. Other Information - Dividend Declaration and Payment
                 on Common Stock                                                                               23

         Item 6. Exhibits and Reports on Form 8-K                                                           23-24

Signatures                                                                                                     25


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STANDARD FEDERAL BANCORPORATION, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

                                                                          March 31,         December 31,       March 31,
                                                                            1996               1995              1995
                                                                        ------------       ------------      ------------
                                                                         (unaudited)                          (unaudited)
ASSETS
  Cash                                                                  $    88,554        $    90,789       $   111,038
                                                                        -----------        -----------       -----------
  Cash equivalents                                                              664             16,029            78,546
  Term federal funds sold and securities purchased under
   resale agreements                                                         10,800                 --           175,000
  Investment securities held to maturity                                    206,931            211,745           314,261
  Mortgage-backed securities held for trading                                54,229            224,843                --
  Mortgage-backed securities available for sale                             717,423            689,432                --
  Mortgage-backed securities held to maturity                             2,169,647          2,275,158         2,456,330
  Loans receivable available for sale                                       967,297            902,816           222,616
  Loans receivable                                                        8,699,215          8,294,909         8,598,850
                                                                        -----------        -----------       -----------
     Total earning assets                                                12,826,206         12,614,932        11,845,603
  Accrued interest receivable                                                73,397             69,147            62,824
  Real estate and other repossessed assets                                    6,892              5,764             9,368
  Premises and equipment                                                    195,548            191,988           189,351
  Cost in excess of fair value of net assets acquired                       137,813            135,874           147,696
  Capitalized loan servicing rights                                         100,049             97,555            67,640
  Other assets                                                               76,968             69,559            36,478
                                                                        -----------        -----------       -----------
        Total assets                                                    $13,505,427        $13,275,608       $12,469,998
                                                                        ===========        ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Deposits                                                              $ 9,449,204        $ 9,151,929       $ 8,484,960
  FHLB advances and other long-term borrowings                            1,877,329          1,973,797         2,007,688
  Federal funds purchased and reverse repurchase agreements                 759,375            844,420           805,182
                                                                        -----------        -----------       -----------
    Total interest-bearing liabilities                                   12,085,908         11,970,146        11,297,830
  Accrued interest payable                                                   44,367             58,430            50,506
  Undisbursed payments on participations sold                               107,675             98,798            40,508
  Advance payments by borrowers for taxes and insurance                     130,769             75,767           111,626
  Federal income taxes payable                                               64,429             66,245            44,657
  Liability for checks and money orders issued                               86,051             50,785            61,432
  Other liabilities                                                          46,985             39,174            26,694
                                                                        -----------        -----------       -----------
      Total liabilities                                                  12,566,184         12,359,345        11,633,253
                                                                        -----------        -----------       -----------

STOCKHOLDERS' EQUITY:
  Serial preferred stock, no par value per share;
   50,000,000 shares authorized; none issued                                     --                 --                --
  Common stock, no par value per share: 150,000,000
   shares authorized; 31,289,495 shares issued and
   outstanding at March 31, 1996; 31,185,175 shares
   issued and outstanding at December 31, 1995; and
   31,528,350 shares issued and outstanding at March 31,
   1995                                                                     234,401            231,884           246,896
  Retained earnings, partially restricted                                   689,910            663,655           589,849
  Unrealized gain on mortgage-backed securities available for sale           14,932             20,724                --
                                                                        -----------        -----------       -----------
      Total stockholders' equity                                            939,243            916,263           836,745
                                                                        -----------        -----------       -----------
        Total liabilities and stockholders' equity                      $13,505,427        $13,275,608       $12,469,998
                                                                        ===========        ===========       ===========

See accompanying Notes to Consolidated Financial Statements.

STANDARD FEDERAL BANCORPORATION, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)


                                                                               Three Months Ended
                                                                                    March 31,
                                                                          ----------------------------
                                                                             1996               1995
                                                                          ----------         ---------
INTEREST INCOME:                                                                   (unaudited)
 Investment securities                                                    $  5,922           $  7,550
 Mortgage-backed securities                                                 61,383             45,053
 Loans receivable                                                          175,182            162,758
                                                                          --------           --------
   Total                                                                   242,487            215,361
                                                                          --------           --------

INTEREST EXPENSE:
 Deposits                                                                  112,095             92,348
 FHLB advances and other long-term borrowings                               29,213             31,218
 Federal funds purchased and reverse repurchase agreements                  13,053             13,049
                                                                          --------           --------
   Total                                                                   154,361            136,615
                                                                          --------           --------
 Net interest income                                                        88,126             78,746
 Provision for (Recovery of) losses                                            605             (1,025)
                                                                          --------           --------
 Net interest income after provision for (recovery of) losses               87,521             79,771
                                                                          --------           --------

NON-INTEREST INCOME:
 Loan fees and charges                                                       2,067              1,631
 Deposit-related fees and charges                                            6,402              5,784
 Loan servicing fee income, net                                              2,991              3,785
 Gain on the sale of earning assets                                          5,681              1,571
 Gain (Loss) on the sale of real estate owned                                 (113)               529
 Other                                                                       1,207              2,609
                                                                          --------           --------
   Total                                                                    18,235             15,909
                                                                          --------           --------

OTHER EXPENSES:
 Compensation and benefits                                                  21,345             21,344
 Occupancy and equipment                                                    12,190             11,677
 Federal insurance premium                                                   5,607              4,705
 General and administrative                                                  4,382              3,868
 Advertising                                                                 2,474              2,485
 Other taxes                                                                 2,271              1,242
 Other                                                                       1,814              1,047
                                                                          --------           --------
  Total operating and administrative expenses                               50,083             46,368
 Amortization of cost in excess of fair value of net
  assets acquired                                                            4,082              3,958
                                                                          --------           --------
   Total                                                                    54,165             50,326
                                                                          --------           --------
Income before provision for federal income taxes                            51,591             45,354
Provision for federal income taxes                                          19,400             16,300
                                                                          --------           --------
NET INCOME                                                                $ 32,191           $ 29,054
                                                                          ========           ========

EARNINGS PER SHARE                                                           $1.00              $0.90
                                                                          ========           ========

DIVIDENDS PER COMMON SHARE                                                   $0.19              $0.17
                                                                          ========           ========


See accompanying Notes to Consolidated Financial Statements.

STANDARD FEDERAL BANCORPORATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                            Three Months Ended March 31,
                                                                                              1996                1995
                                                                                          ------------        ------------
OPERATING ACTIVITIES:                                                                              (unaudited)
Interest received on earning assets                                                       $   240,096         $ 211,242
Loan and other fees received                                                                   28,067            14,251
Proceeds from the sale of mortgage-backed securities held for trading                         170,614                --
Cash disbursed for real estate loans available for sale                                    (2,156,056)         (476,588)
Proceeds from the sale of real estate loans available for sale                              2,097,256           389,829
Other operating income, net                                                                     1,083             2,439
Interest paid on interest-bearing liabilities                                                (169,125)         (128,952)
Operating and administrative expenses                                                         (72,639)          (59,375)
Federal income taxes paid                                                                     (16,940)               --
                                                                                          -----------         ---------
  Net cash provided by (used in) operating activities                                         122,356           (47,154)
                                                                                          -----------         ---------

INVESTING ACTIVITIES:
Net increase in term federal funds sold and securities purchased under resale
 agreements                                                                                   (10,800)         (175,000)
Proceeds from the sale of investment securities available for sale                             35,945                --
Purchases of investment securities held to maturity                                                --           (79,704)
Maturities and partial repayments of investment securities held to maturity                     8,660            37,878
Disbursements of real estate loans                                                           (863,967)         (455,197)
Principal repayments of real estate loans, net                                                570,062           214,057
Principal repayments of mortgage-backed securities held to maturity                            76,822            68,579
Net increase (decrease) in consumer and commercial loans                                       (3,920)              496
Proceeds from the disposition of real estate and other repossessed assets                       2,007             3,729
Capital expenditures, net                                                                      (4,598)             (981)
Net cash used to acquire FSB Financial Corporation                                            (23,788)               --
                                                                                          -----------         ---------
  Net cash used in investing activities                                                      (213,577)         (386,143)
                                                                                          -----------         ---------

FINANCING ACTIVITIES:
Net increase in deposit accounts, excluding sale of deposits
 and deposits acquired through merger                                                         174,511           355,336
Cash transferred to the acquiror of deposit liabilities                                            --           (19,858)
Net increase (decrease) in federal funds purchased and reverse repurchase
 agreements                                                                                   (85,045)           53,719
Proceeds from FHLB advances                                                                   150,000                --
Repayments of FHLB advances                                                                  (265,010)          (13,825)
Net proceeds from the exercise of common stock options                                          2,516               224
Dividends paid to stockholders                                                                 (5,936)           (5,358)
Net change in retail transactions in process                                                   39,853           (49,288)
Net receipts of advance payments by borrowers for taxes and insurance                          54,777            33,541
Net receipts of payments due on participations sold                                             7,955                51
                                                                                          -----------         ---------
  Net cash provided by financing activities                                                    73,621           354,542
                                                                                          -----------         ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (17,600)          (78,755)
BEGINNING CASH AND CASH EQUIVALENTS                                                           106,818           268,339
                                                                                          -----------         ---------
ENDING CASH AND CASH EQUIVALENTS                                                          $    89,218         $ 189,584
                                                                                          ===========         =========

STANDARD FEDERAL BANCORPORATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

                                                                                            Three Months Ended March 31,
                                                                                               1996             1995
                                                                                           ------------     ------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:
 Net income                                                                               $   32,191          $ 29,054
 Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
  Depreciation and amortization                                                                3,495             3,520
  Amortization of cost in excess of fair value of net assets acquired                          4,082             3,958
  Provision for (Recovery of) losses                                                             605            (1,025)
  Gain on the sale of branches                                                                    --              (710)
  Provision for deferred federal income taxes                                                    686             1,094
  Increase (Decrease) in federal income taxes payable, net                                    (2,502)           15,161
  Decrease in mortgage-backed securities held for trading                                    170,614                --
  Increase in loans receivable available for sale                                            (64,481)          (88,331)
  Increase in accrued interest interest receivable                                            (3,244)           (2,301)
  Increase (Decrease) in accrued interest payable                                            (14,368)            7,707
  Accretion of loan fees and other discounts and premiums, net                                  (550)           (1,160)
  Deferral of loan origination fees (costs), net                                               2,517            (4,105)
  Net change in accrued and prepaid expenses                                                  (6,689)          (10,016)
                                                                                          ----------          --------
   Net cash provided by (used in) operating activities                                    $  122,356          $(47,154)
                                                                                          ==========          ========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Loans receivable transferred to real estate and other repossessed assets                      $2,925            $2,036
Loans receivable exchanged for mortgage-backed securities                                 $2,002,356          $369,779


SUPPLEMENTAL SCHEDULE OF ACQUISITIONS:
The Company acquired FSB Financial Corporation of
Kalamazoo, Michigan, on January 12, 1996.

                                                                                                January 12, 1996
                                                                                          ----------------------------
FSB FINANCIAL CORPORATION ACQUISITION:
 Cash paid for common stock and stock options                                                                 $ 24,726
 Fair value of assets acquired                                                            $   165,778
 Fair value of liabilities assumed                                                           (145,813)
                                                                                          -----------
 Fair value of net assets acquired                                                                              19,965
                                                                                                              --------
 Core deposit premium and cost in excess of fair value of net assets acquired                                 $  4,761
                                                                                                              ========


See accompanying Notes to Consolidated Financial Statements.

STANDARD FEDERAL BANCORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE (1) - PRINCIPLES OF CONSOLIDATION

Standard Federal Bancorporation, Inc. (the "Company"), is the holding company for Standard Federal Bank (the "Bank"). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. Significant intercompany balances and transactions have been eliminated.


NOTE (2) - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the entire year. The interim financial information should be read in conjunction with the consolidated financial statements and notes included in Appendix A of the 1995 Notice of Annual Meeting and Proxy Statement of the Company. Certain reclassifications have been made in the 1995 Consolidated Financial Statements and accompanying Notes thereto, in order to conform with the 1996 presentation.


NOTE (3) - EARNINGS PER SHARE

Refer to Exhibit 11, on pages 23 - 24, for the computations of primary and fully diluted earnings per share.


NOTE (4) - INVESTMENTS AND MORTGAGE-BACKED SECURITIES

Investments and mortgage-backed securities ("MBS") are recorded at cost on a trade date. Discounts and premiums are amortized using the effective interest method over the estimated lives of the assets. Investments and MBS determined to be trading securities are reported at fair value with unrealized gains and losses included in earnings. Investments and MBS which the Company has the positive intent and ability to hold to maturity are reported at amortized cost. All other investments and MBS are classified as available for sale, and are reported at fair value with unrealized gains and losses reported in stockholders' equity. Sales of investments and MBS are based on the specific identification method. The MBS held for trading at March 31, 1996, consist of certain of the Company's recent loan originations that were securitized during the month of March 1996 as a part of the Company's on-going mortgage banking activities, but which were not sold until the month of April 1996.

STANDARD FEDERAL BANCORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE (4) - INVESTMENTS AND MORTGAGE-BACKED SECURITIES (CONTINUED)

Investment securities and MBS held to maturity are summarized as follows:


                                                 March 31, 1996                         December 31, 1995
                                          ---------------------------              ---------------------------
                                           Carrying          Market                 Carrying          Market
                                             Value           Value                    Value           Value
                                          ----------       ----------              ----------       ----------
                                                                     (In thousands)
Investment securities held to maturity:          (unaudited)
  Collateralized mortgage
    obligations                            $   23,271      $   23,373              $   25,642       $  25,837
  Investment-grade corporate
    debt securities                               125             125                     125             125
  FHLB stock - at cost                        104,149         104,149                 102,427         102,427
  Certificates of deposits                        831             831                     831             831
  U.S. government and agency
    obligations                                76,988          75,521                  81,082          80,346
  Other                                         1,567           1,310                   1,638           1,369
                                           ----------      ----------              ----------      ----------
      Total                                $  206,931      $  205,309              $  211,745      $  210,935
                                           ==========      ==========              ==========      ==========

Mortgage-backed securities held
   to maturity                             $2,169,647      $2,196,783              $2,275,158      $2,329,546
                                           ==========      ==========              ==========      ==========

     Grand total                           $2,376,578      $2,402,092              $2,486,903      $2,540,481
                                           ==========      ==========              ==========      ==========

The investment securities portfolio reflects gross unrealized gains of $0.6 million and gross unrealized losses of $2.2 million at March 31, 1996. The MBS reflects gross unrealized gains of $34.9 million and gross unrealized losses of $7.8 million at March 31, 1996.


NOTE (5) - LOANS RECEIVABLE

Loans receivable available for sale are carried at the lower of cost or market determined on an aggregate basis. All loans held in portfolio are carried at amortized cost. The Company has both the intent and the ability to hold all loans in portfolio, for investment purposes, for the foreseeable future. Discounts and premiums are amortized using the interest method over the estimated lives of the assets.

As part of its management of assets and liabilities, the Company has, from time to time, sold retail single-family loans. In addition, through its wholesale mortgage banking division, the Company routinely sells loans primarily to the secondary market agencies. The Company has identified a population of loans as being available for sale at March 31, 1996. The Company intends to sell all of this portfolio, primarily during the second quarter of 1996. Gains or losses resulting from the sale of loans are based on the specific identification method and recorded on a settlement date basis, and reflect the extent that the sales proceeds exceed the Company's investment in the loans, which includes an allocation of the proceeds to both the book value of the loans and the related servicing rights based on their relative fair market values at the time of the sale.

Loans receivable available for sale are summarized as follows:

                                                 March 31, 1996                         December 31, 1995
                                          ---------------------------              ---------------------------
                                           Carrying          Market                 Carrying          Market
                                             Value           Value                    Value           Value
                                          ----------       ----------              ----------       ----------
                                                                     (In thousands)
                                                 (unaudited)

Loans receivable available for sale       $967,297         $967,392                $902,816         $909,533
                                          ========         ========                ========         ========

STANDARD FEDERAL BANCORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE (6) - LOAN ORIGINATION FEES

All loan origination fees and certain loan origination costs are deferred and amortized as an adjustment of yield over the life of the loan using the interest method. This method of amortization is based upon contractual payment terms adjusted for actual prepayments. Unamortized net deferred fees (costs) are taken into income, as a gain or a loss on the sale, at the time of the loan sale in proportion to the percentage of the loan sold or into interest income upon prepayment by the borrower.


NOTE (7) - ALLOWANCE FOR LOSSES

A provision for possible losses is charged to operations based on management's evaluation of the potential losses in its various loan and investment portfolios. The major factors considered in evaluating potential losses and the adequacy of total allowances are historical charge-off experience, delinquency, general economic conditions and the fair value of any related collateral.


NOTE (8) - INTEREST RATE EXCHANGE AGREEMENTS

The Company utilizes interest rate exchange agreements ("swaps") to hedge interest rate risk. Under the contractual terms of the swap outstanding at March 31, 1996, the Company agreed to pay interest at an effective fixed rate of 9.99% on notional principal totaling $10.0 million, and to receive interest at a variable rate of 5.81% determined by independent indices at March 31, 1996. This swap matures during November 1997. The Company is exposed to credit loss in the unanticipated event of nonperformance by the counterparties to the swaps primarily if the Company is in a net accrued interest receivable position at the time of default by the counterparties. However, at March 31, 1996, the Bank was in a net accrued interest payable position. Notional principal amounts often are used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller.


NOTE (9) - PLEDGED ASSETS

At March 31, 1996, real estate loans totaling $3.0 billion, certain MBS totaling $963.5 million, investment securities totaling $1.5 million and the Company's FHLB stock totaling $104.1 million were pledged to secure FHLB advances, securities sold under agreements to repurchase, other long-term borrowings and interest rate exchange agreements.


NOTE (10) - COMMITMENTS

At March 31, 1996, the Company had commitments to fund approximately $1.1 billion of mortgage loans and $11.9 million of consumer loans. The vast majority of these commitments are expected to settle during the next four months. Additionally, at March 31, 1996, the Company had firm forward commitments to sell $1.3 billion of recently closed or committed single-family loans, including the $54.2 million of MBS held for trading identified in the Consolidated Statement of Financial Condition. These sales, which will primarily occur during the second quarter of 1996, are not expected to produce any material gain or loss to the Company. The Company's exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making these commitments as those involved in extending loans to customers.

Total commercial and other standby letters of credit amounting to $9.0 million were issued and outstanding at March 31, 1996. Unused lines of credit provided to consumers (generally, open-ended lines of credit which are funded on demand) totaled $815.3 million at March 31, 1996. Unused lines of credit provided to commercial customers (generally, open-ended lines of credit which are funded on demand) totaled $92.4 million at March 31, 1996.

STANDARD FEDERAL BANCORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE (11) - MORTGAGE SERVICING RIGHTS

Mortgage servicing rights ("MSR") represent the cost of acquiring the right to service mortgage loans. These costs are initially capitalized and subsequently amortized in proportion to, and over the period of, estimated net loan servicing income. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights ("SFAS 122")" during May 1995. SFAS 122 requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others that have been acquired through either the purchase or origination of a loan. A mortgage banking enterprise that sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans based on their relative fair values. Additionally, SFAS 122 requires that MSR be reported on the Consolidated Statement of Financial Condition at the lower of cost or fair value. The Company adopted SFAS 122 during May 1995, effective as of January 1, 1995. The Company's adoption of SFAS 122 resulted in an increase to the first quarter of 1995 net earnings of approximately $1.8 million, or $0.05 per share ($2.7 million, or $0.08 per share, for the year ended December 31, 1995). The on-going impact of SFAS 122 is dependent upon, among other things, the volume of loan originations, the general levels of market interest rates and the rate of estimated loan prepayments. Accordingly, the Company's management is unable to predict with any reasonable certainty what effect SFAS 122 will have on its future results of operations or its financial condition.

The activity of capitalized MSR is summarized below:

                                                                        Three Months Ended March 31,
                                                                      1996                      1995
                                                                    --------                   -------
                                                                                (unaudited)
Beginning balance                                                   $ 97,555                   $59,134
Additions through wholesale mortgage banking operations               29,597                     9,959
Additions through retail lending operations                            4,327                         8
Value of MSR acquired through mergers                                    421                        --
Sales of MSR (1)                                                     (27,453)                       --
Amortization                                                          (4,398)                   (1,461)
                                                                    --------                   -------
Ending balance                                                      $100,049                   $67,640
                                                                    ========                   =======

(1) The Company sold $2.0 billion of loans serviced for the benefit of others during the first quarter of 1996.

The fair value of capitalized MSR is calculated, on a disaggregated basis, by discounting estimated expected future cash flows using a discount rate commensurate with the risk involved. The aggregate fair value of the Company's MSR that is subject to the provisions of SFAS 122 totaled approximately $109.3 million at March 31, 1996. In using this valuation method, the Company used assumptions that market participants would use in estimating future net servicing income which included estimates of the cost of servicing per loan, the discount rate, float value, inflation rate, ancillary income per loan, prepayment speeds and default rates. The Company conducts its periodic impairment analyses using a disaggregated method, based on the underlying loans' interest rates and loan type. An impairment-based valuation allowance for capitalized MSR of $3.8 million is outstanding as of March 31, 1996, a $2.8 million decrease from the $6.6 million allowance outstanding as of December 31, 1995. This decrease is solely attributable to the sale of $2.0 billion of loans serviced for the benefit of others noted above.


NOTE (12) - COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED

Since 1980, the Company has expanded its branch network geographically by merging with 18 savings institutions and purchasing three branches from other savings institutions. All but one of these acquisitions were accounted for using the purchase method of accounting. Under the purchase method of accounting, the Company's Consolidated Statements of Income reflect the income of the acquired institutions only since the respective dates of acquisition. In addition, all assets acquired and liabilities assumed are adjusted to fair value as of the dates of acquisition. Goodwill and other intangible assets area reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the assets.

STANDARD FEDERAL BANCORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE (13) -  COMPLETED ACQUISITION

On January 12, 1996, the Company completed its acquisition of FSB Financial Corporation ("FSB"). The purchase price, including payments made with respect to outstanding stock options, amounted to $24.7 million. FSB, through its principal operating subsidiary, Fidelity Savings Bank, operated four full-service branch offices within the Company's operating area in Kalamazoo, Michigan. FSB had total assets of $163.3 million and deposits of $122.8 million at the date of acquisition.

NOTE (14) - PENDING ACQUISITION

On December 14, 1995, the Company and Bell Bancorp, Inc. ("Bell"), executed a definitive merger agreement. The purchase price, including payments made with respect to outstanding stock options, will approximate $354.5 million. Bell, through its principal subsidiary, Bell Federal Savings and Loan Association, operates 14 full-service branch offices in the Chicago, Illinois, market. Bell had total assets of $1.9 billion, total deposits of $1.6 billion and stockholders' equity of $307.4 million at March 31, 1996. The acquisition is subject to approval by the stockholders of Bell. The acquisition is scheduled to be completed on June 7, 1996. The transaction will be accounted for as a purchase and is anticipated to result in goodwill (excess of purchase price over the underlying market value of assets and liabilities) of approximately $57.0 million to $62.0 million. The addition of the asset base along with the related intangibles will reduce the Bank's various capital ratios. However, on a pro-forma basis, the Company's management believes it will continue to meet all regulatory requirements. The Bell acquisition could cause the Bank to temporarily fall slightly below the minimum levels of capital necessary to be categorized as "well-capitalized" by the federal banking agencies (refer to detailed discussion of the Bank's capital requirements in the Financial Condition section of Management's Discussion and Analysis on pages 12-13 herein). In the event the Company deems it desirable to increase its capital position to partially offset the effects of the merger and maintain its "well-capitalized" categorization, it may consider the issuance of medium-term debt and/or reductions in the size of its existing balance sheet.

                      [DELOITTE & TOUCHE LLP LETTERHEAD]


INDEPENDENT ACCOUNTANTS' REPORT



Standard Federal Bancorporation, Inc. and Subsidiaries:

We have reviewed the accompanying consolidated statement of financial condition of Standard Federal Bancorporation, Inc. and Subsidiaries (the "Bank") as of March 31, 1996 and 1995, and the related consolidated statements of income and cash flows for the three month periods ended March 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Bank's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of Standard Federal Bancorporation, Inc. as of December 31, 1995, and the related consolidated statements of income, cash flows and stockholders' equity for the year then ended (not presented herein); and in our report dated January 18, 1996, we expressed an unqualified opinion on those consolidated financial statements.

Deloitte & Touche LLP

April 18, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

The primary operating objective of Standard Federal Bancorporation, Inc. (the "Company"), and its wholly owned subsidiary Standard Federal Bank (the "Bank") is to maximize net interest income over the long term, while taking into consideration both credit risk and interest rate risk. In pursuit of this objective, the Company follows the strategy of acquiring assets for investment purposes and retaining portions of its loan production. The Company attempts to achieve reasonable spreads through matching such assets with deposits and a number of other funding sources. The Company has never made any foreign loans, nor does it participate as an investor in high-yield financing, highly leveraged transactions or non-investment grade securities.

As part of its strategy for the management of assets and liabilities, the Company has, from time to time, sold retail single-family loans. In addition, the Company's wholesale mortgage-banking division routinely sells wholesale loans primarily to the secondary market agencies. At March 31, 1996, the Company had identified $967.3 million of single-family loans as available for sale. These loans, primarily all of which were acquired by the Company's wholesale mortgage-banking division, are recorded at the lower of cost or market. While the Company intends to sell all of this portfolio, the level of gains or losses, if any, to be recognized in subsequent periods is anticipated to be insignificant.

The Company's total mortgage-backed securities ("MBS") portfolio, including MBS held for trading and available for sale, decreased by $248.1 million during the first three months of 1996, due to principal repayments and sales of certain MBS which had been classified as either held for trading or available for sale as of December 31, 1995.

During the first three months of 1996, loans receivable (including loans available for sale), net of sales and repayments, increased $468.8 million, or 5%. During the first quarter of 1996, the Company originated $3.0 billion of single-family home mortgage loans, compared to $918.4 million during the same period last year. Approximately $1.5 billion, or 50%, of total loan originations for the first three months of 1996 were refinances of either existing Company mortgages or mortgages from other financial institutions. Mortgages for the purchase of single-family residences totaled $1.5 billion for the period, an increase of $724.1 billion, or 93%, over the $777.2 million in purchase money mortgage loans originated during the first three months of 1995.

The Company's capitalized mortgage servicing rights ("MSR") increased by $2.5 million during the first three months of 1996. This increase is attributable to the recognition of MSR from the Company's on-going mortgage banking activities. The Company capitalized $33.9 million of MSR during the three months ended March 31, 1996, amortized $4.4 million of MSR and sold $2.0 billion of loans serviced for the benefit of others with $27.5 million of associated MSR.

During the first three months of 1996, deposits increased $297.3 million, or 3%. This increase in deposits is attributable to the $122.8 million of deposits acquired in the merger with FSB Financial Corporation on January 12, 1996, and to various deposit account promotions and competitive interest rates offered by the Company for certain retail certificate of deposit and public unit accounts.

From time to time, the Bank uses Federal Home Loan Bank ("FHLB") advances as a source of longer-term, fixed-rate funds for purposes of investing in loans and mortgage-backed securities. During the first three months of 1996, the Bank decreased its level of FHLB advances by $96.5 million, net.

During the first three months of 1996, securities sold under agreements to repurchase decreased by $85.0 million, principally in response to the increase in deposits. The Company uses either this funding source or FHLB advances depending on its overall asset/liability position and related interest rate risk management objectives. Recent borrowings under reverse repurchase agreements have included longer-term borrowings with maturities of up to three years. From time to time, this source of longer-term borrowings is priced more competitively than FHLB advances.

Advance payments by borrowers for taxes and insurance ("escrow") increased $55.0 million during the first three months of 1996 due to the continued growth in the Company's loan portfolio. Additionally, escrow balances accumulate throughout each calendar year but decrease significantly, primarily in August and December, due to semiannual property tax payments.

Table 1 below presents the Bank's position relative to the three current regulatory capital requirements. The Bank meets all of the capital requirements mandated by the Office of Thrift Supervision (the "OTS") at March 31, 1996.


TABLE 1
SUMMARY OF CAPITAL REQUIREMENTS - STANDARD FEDERAL BANK
MARCH 31, 1996
(In thousands)

                                                           Stated                    Required
                                                           Capital                   Capital                     Excess
                                           Stated         As a % of     Required     As a % of     Excess       Capital
                                           Capital        Assets (1)     Capital     Assets (1)    Capital     Percentage
                                         -----------      ----------   ----------    ----------    -------    -----------

Total stockholders' equity               $ 927,616           6.87%
Adjustments for tangible, core
 and total capital:
  Goodwill, net of deferred tax
    liability on core deposit premium     (114,137)
  Core deposit premium                     (18,714)
  Valuation adjustment for
   mortgage servicing rights                (9,626)
  Unrealized net gain on mortgage-backed
   securities available for sale           (14,932)
  Investments in non-includable
   subsidiaries                             (4,265)
                                         ---------
     Total tangible capital                765,942           5.75%      $199,888       1.50%       $566,054      4.25%

  Qualifying core deposit premium           18,714
                                         ---------
     Total core capital                    784,656           5.88%      $400,337       3.00%       $384,319      2.88%
          (Tier 1 capital)
  General allowance for loan
   losses                                   33,918
                                         ---------
     Total capital (risk based)          $ 818,574          12.43%      $526,746       8.00%       $291,828      4.43%
                                         =========


1) The regulatory capital requirements are calculated as a percentage of adjusted assets, as defined by OTS regulation.

Pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, the OTS has prescribed three separate minimum capital-to-assets requirements which must be met by the Bank: (1) a risk-based capital requirement that "total capital" be at least equal to 8% of "risk-weighted assets"; (2) a tangible capital requirement that "tangible capital" be at least equal to 1.5% of "adjusted total assets"; and (3) a leverage ratio requirement that "core capital" be at least equal to 3.0% of "adjusted total assets." Capital standards for thrift institutions must be "no less stringent" than those applicable to national banks. The capital standards applicable to national banks require a leverage ratio equal to 4% of adjusted assets in order for an entity to be categorized as at least being adequately capitalized. As such, the general minimum requirement of core capital at least equal to 3% of adjusted total assets, which has been de facto superseded, was applicable only to those institutions that received a composite rating of one, which is the highest rating under the "CAMEL" rating system for financial institutions, and those which were, in general, considered strong organizations having well-diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality and liquidity and well managed on- and off-balance sheet assets. All other thrift institutions must maintain core capital of 3% plus an additional 1% to 2%, as established by the OTS on a case-by-case basis. Therefore, Standard Federal Bank believes that it is required to maintain core capital of at least 4% of adjusted total assets.

The various federal banking agencies have formally implemented the Prompt Corrective Action ("PCA") provisions contained in the Federal Deposit Insurance Corporation Improvement Act of 1991. The specified capital categories and management's calculations of the Bank's ratios at March 31, 1996, are summarized as follows:

                                            Tangible          Total            Tier 1         Tier 1
                                            Capital         Risk-based       Risk-based      Leverage
   Capital Category                          Ratio            Ratio           Ratio (1)       Ratio
   ----------------                        ----------      ------------     ------------    ----------

   Well-capitalized                             N/A             >10%              >6%             >5%
                                                                -                 -               -
   Adequately capitalized                       N/A              >8%              >4%             >4%
                                                                 -                -               -
   Undercapitalized                             N/A              <8%              <4%             <4%
   Significantly undercapitalized               N/A              <6%              <3%             <3%
   Critically undercapitalized                  <2%              N/A              N/A             N/A
                                                -

   Standard Federal Bank at
   ------------------------
     March 31, 1996:
     ---------------
     Stated capital (in thousands)         $765,942         $818,574         $784,656        $784,656
                                           ========         ========         ========        ========
     As a percentage of adjusted assets        5.75%           12.43%           11.98%           5.88%
                                           ========         ========         ========        ========

   (1) The Tier 1 Risk-based ratio is defined as total core capital (Tier 1 capital) divided by risk-adjusted assets minus general allowances for losses.

   N/A - Not Applicable


Notwithstanding the above ratios, the OTS may deem a financial institution to be classified one category lower than the above guidelines would otherwise indicate. The Bank was categorized for purposes of PCA as a well-capitalized institution by the OTS as of their completion of the Bank's 1995 Safety and Soundness Examination and the Company's management believes the Bank remains so categorized at March 31, 1996.

As a function of its regulatory oversight efforts, the OTS has also defined an interest rate risk ("IRR") component. Initially proposed as an additional component of risk-based capital requirements, it is now likely that the IRR component will be used by the OTS only as a supervisory tool. The results derived from the OTS' IRR model indicate that the Bank was exposed to IRR at a level higher than the regulatory benchmark. The Bank's March 31, 1996 IRR component was $32.9 million; such amount equaling the Bank's IRR component as of September 30, 1995. Because the Bank had $291.8 million of excess risk-based capital as of March 31, 1996, this IRR component will neither affect the Bank's continued compliance with applicable regulatory capital requirements, nor will it likely result in any increased regulatory oversight.

Various Committees of Congress and various federal regulatory banking agencies, including the Federal Deposit Insurance Corporation ("FDIC"), are currently discussing changes to the federal deposit insurance system to narrow or eliminate the difference in financial characteristics between the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF").
One of the proposals being discussed would, among other things, assess thrifts, such as the Bank, a one-time fee to bring the SAIF fund into parity with the BIF fund. In the event that such proposal was to become law, the Bank would be required to record a one-time charge to earnings of approximately $48.2 million, or $1.50 per share, after-tax, based on March 31, 1995 balances and a fee of 85 basis points. Thereafter, the Bank's annual deposit insurance expense would be reduced for the foreseeable future by approximately 80% to 100% of current premiums. A premium reduction of this magnitude would represent annual after-tax cost savings to the Bank of approximately $10.1 million to $12.6 million, or $0.31 per share to $0.39 per share, based upon the actual 1995 deposit insurance premiums incurred by the Bank. If such proposal is enacted during the second quarter of 1996 and the Bank, therefore, recognizes this one-time charge to its earnings during that quarter, the Bank could temporarily fall slightly below the minimum levels of capital necessary to be categorized as well-capitalized for PCA purposes. In the event the Company deems it desirable to increase its capital position to partially offset the effects of the merger and maintain its well-capitalized categorization, it may consider the issuance of medium-term debt and/or reductions in the size of its existing balance sheet.

RESULTS OF OPERATIONS

The Company's net income totaled $32.2 million, or $1.00 per share, during the three months ended March 31, 1996. This represents an annualized return on average assets ("ROA") of 0.95% and an annualized return on average stockholders' equity ("ROE") of 13.89%. This earnings performance represents an increase of 11% when compared to the $29.1 million, or $0.90 per share, recorded during the same period in 1995 (ROA of 0.95% and ROE of 14.10%).

Table 2 below presents an analysis of the results of operations for the three-month periods ended March 31, 1996 and 1995. Pretax operating earnings totaled $45.9 million for the first quarter of 1996, compared to prior-year first quarter pretax operating earnings of $43.8 million. The increased level of operating earnings for the three-month period in 1996 versus 1995 is primarily attributable to comparatively higher net interest income, offset by somewhat higher provisions for losses. The higher provisions for losses are attributable to the significant loan growth during the first quarter of 1996, while in the first quarter of 1995 the Company recorded a one-time recovery of a prior-year commercial real estate loan charge-off in the amount of $1.7 million.

The following chart presents an analysis of the results of operations for the three months ended March 31, 1996 and 1995:

                                                                         Three Months Ended
                                                                           March 31, 1996
                                                                       ----------------------    Percent
         TABLE 2                                                        1996            1995      Change
                                                                       --------        ------    -------
         CONDENSED STATEMENTS OF INCOME DATA:                                 (unaudited)
         (In millions, except share data)
         Pretax operating earnings                                     $ 45.9         $ 43.8       4.8 %
         Pretax net gains                                                 5.7            1.6     100.0 %
                                                                       ------         ------     -----
         Pretax earnings                                                 51.6           45.4      13.7 %
         Provision for federal income taxes                             (19.4)         (16.3)    (19.0)%
                                                                       ------         ------     -----
         Net income                                                    $ 32.2         $ 29.1      10.7 %
                                                                       ======         ======     =====
         Earnings per share                                            $ 1.00         $ 0.90      11.1 %
                                                                       ======         ======     =====


NET INTEREST INCOME

Net interest income increased 12% during the first quarter of 1996, totaling $88.1 million, compared to $78.7 million recorded in the same period last year. The Company's net interest margin was 2.73% of average earning assets during the first quarter of 1996, compared to 2.75% during the same period in 1995, and 2.61% during the fourth quarter of 1995.

While the Company's net interest margin remained virturally unchanged during the first quarter of 1996 compared to the same period in 1995, it has increased markedly when compared to the immediately preceeding quarter. The Company's gradually improving net intrest margin and a 12% increase in total average earning assets ($12.9 billion during the current quarter versus $11.5 billion during the first quarter of 1995) produced the increased level of net interest income noted above.

Like most thrift institutions, the Company has generally recorded higher levels of net interest income during relatively low and falling interest rate environments and has generally experienced a declining net interest margin during periods of relatively high and/or rising interest rate environments. In order to moderate the impact of a rising interest rate environment on the Company's operations, the Company's earning assets and interest-bearing liabilities have been configured such that, at various time horizons, differences between the amounts of assets and liabilities that either reprice or mature are minimized to the extent possible. Any difference between the amount of assets and liabilities repricing within one year is referred to as the "one-year-repricing gap." At March 31, 1996, the Bank had $357.7 million more in liabilities expected to mature or reprice within one year than assets. This $357.7 million "negative" repricing gap represented -2.65% of total assets at March 31, 1996, compared to a "positive" one-year repricing gap of $22.7 million, representing +0.17% of total assets at December 31, 1995.

While gap analysis is the most commonly used indicator of interest rate risk in the thrift industry, there is no single interest rate risk measurement system that takes into consideration all of the factors which influence the net interest margin. Other significant factors which impact reported net margins include changes in the shape of the U.S. Treasury yield curve, the volume and composition of loan originations and repayment rates on fixed-rate loans.

A method by which the Company has lengthened the maturity and fixed the cost of interest-bearing liabilities is by the use of interest rate exchange agreements ("swaps"). The Company's net pretax expense relating to swaps amounted to $0.8 million for the three months ended March 31, 1996, compared to $3.8 million for the same period in 1995. This decrease in net expense is attributable to the recent maturities of substantial portions of the Company's swaps. As described further in Note 8 of the Notes to Consolidated Financial Statements, the Company pays interest on its swaps at fixed rates and it receives interest at rates which are periodically adjusted to reflect changes in short-term interest rates. See Table 3, Average Yields Earned and Rates Paid, Table 4, Rate/Volume Analysis and Table 5, Asset/Liability Repricing Schedule, which follow.

The table on the following page presents interest income from average earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Interest income from earning assets includes the accretion/amortization of unearned discounts/premiums and the accretion of net deferred loan origination fees. Interest expense on interest-bearing liabilities includes the impact of interest rate exchange agreements (see Note 8 of Notes to Consolidated Financial Statements), and the accretion/amortization of unearned purchase accounting discounts/premiums.

TABLE 3
AVERAGE YIELDS EARNED AND RATES PAID

                                                                                      Three Months Ended March 31,
                                                              ---------------------------------------------------------------------
                                                                              1996                                 1995
                                                              ------------------------------------    -----------------------------
                                                                Average                  Yield/       Average                Yield/
(In millions)                                                   Balance     Interest     Rate         Balance    Interest     Rate
                                                              ---------------------------------------------------------------------
ASSETS:
      Real estate loans                                       $    8,430.5   $157.2       7.46%     $  7,904.7     $146.7     7.42%
      Consumer loans                                                 567.3     15.1      10.68           495.8       13.2    10.79
      Commercial loans                                               131.7      2.9       8.85           121.9        2.9     9.57
                                                              ------------   ------       ----      ----------     ------    -----
         Total loans                                               9,129.5    175.2       7.68         8,522.4      162.8     7.65
      Mortgage-backed securities                                   3,319.8     61.4       7.40         2,540.3       45.0     7.09
      Investment securities                                          423.6      5.9       5.56           456.6        7.5     6.61
                                                              ------------   ------       ----      ----------     ------     ----
         Total earning assets                                 $   12,872.9   $242.5       7.55%     $ 11,519.3     $215.3     7.50%
                                                              ============   ======       ====      ==========     ======     ====
      Other assets                                                   650.5                               693.3
                                                              ------------                          ----------
            Total assets                                      $   13,523.4                          $ 12,212.6
                                                              ============                          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
      Deposits                                                $    9,420.8   $112.1       4.79%     $  8,196.4     $ 92.3     4.57%
      FHLB advances and other long-term borrowings                 1,965.4     29.2       5.98         2,013.1       31.2     6.20
      Federal funds purchased and reverse repurchase
        agreements                                                   784.8     13.1       6.69           799.6       13.1     6.53
                                                              ------------   ------       ----      ----------     ------     ----
         Total interest-bearing liabilities                   $   12,171.0   $154.4       5.09%     $ 11,009.1     $136.6     5.00%
                                                              ============   ======       ====      ==========     ======     ====
      Other liabilities                                              425.3                               379.2
      Stockholders' equity                                           927.1                               824.3
                                                              ------------                          ----------
            Total liabilities and stockholders' equity        $   13,523.4                          $ 12,212.6
                                                              ============                          ==========
EXCESS OF AVERAGE EARNING ASSETS OVER AVERAGE INTEREST-
   BEARING LIABILITIES                                        $      701.9                          $    510.2
                                                              ============                          ==========
INTEREST RATE SPREAD                                                                      2.46%                               2.50%
                                                                                          ====                                ====
INTEREST INCOME/EARNING ASSETS                                               $242.5       7.55%                    $215.3     7.50%
INTEREST EXPENSE/EARNING ASSETS                                               154.4       4.82                      136.6     4.75
                                                                             ------       ----                     ------     ----
NET INTEREST MARGIN                                                          $ 88.1       2.73%                    $ 78.7     2.75%
                                                                             ======       ====                     ======     ====

The following table presents the dollar amount of changes in interest income and interest expense for major components of earning assets and interest-bearing liabilities which are presented in Table 3 herein. The table distinguishes between the changes related to average outstanding balances (changes in volume while holding the initial rate constant) and the changes related to average interest rates (changes in average rates while holding the initial balance constant). Changes attributable to both volume and rates have been allocated proportionately.


TABLE 4
RATE/VOLUME ANALYSIS

                                              Three Months Ended
                                                   March 31,
                                               1996 Versus 1995
                                      ----------------------------------
                                         Increase (Decrease) Due To:
                                       Volume        Rate        Total
                                      --------    ----------   ---------
(In millions)
EARNING ASSETS:
  Real estate loans                     $ 9.7       $  0.8       $ 10.5
  Consumer loans                          2.0         (0.1)         1.9
  Commercial loans                        0.2         (0.2)          --
                                        -----       ------       ------
    Total loans                          11.9          0.5         12.4
  Mortgage-backed securities             14.3          2.1         16.4
  Investment securities                  (0.5)        (1.1)        (1.6)
                                        -----       ------       ------
      Total                             $25.7       $  1.5       $ 27.2
                                        =====       ======       ======


INTEREST-BEARING LIABILITIES:
  Deposits                              $15.0       $  4.8       $ 19.8
  FHLB advances and other
    long-term borrowings                 (0.8)        (1.2)        (2.0)
  Federal funds purchased and
    reverse repurchase agreements        (0.2)         0.2           --
                                        -----       ------       ------
      Total                             $14.0       $  3.8       $ 17.8
                                        =====       ======       ======
NET INTEREST INCOME                     $11.7      ($  2.3)      $  9.4
                                        =====       ======       ======

The following table sets forth the repricing of the Company's earning assets and interest-bearing liabilities at March 31, 1996, based upon a flat interest rate scenario. The principal amounts of each asset and liability are shown in the period in which they are anticipated to mature or reprice. The rates indicated represent the effective yield or cost, on a bond equivalent basis, on the principal balances.

TABLE 5
ASSET/LIABILITY REPRICING SCHEDULE                                        MATURING/REPRICING IN:

March 31, 1996                                                    1-3         3-5          5-10
(In millions)                          RATE      1 YEAR          YEARS       YEARS        YEARS      THEREAFTER    TOTAL
                                     --------    ------          -----       -----        -----      ----------    -----

EARNING ASSETS:
  Investment Portfolio                 6.75%     $  153         $   50     $   10        $    5       $   --     $   218
  Mortgage-backed securities           7.47       1,039            548        684           415          255       2,941
  Loans Receivable
    Real Estate:
      Adjustable-rate                  7.39       3,036             --         --            --           --       3,036
      Fixed-rate                       7.42       1,422          1,145      1,365         1,209          785       5,926
  Commercial and Consumer             10.19         547             65         50            37            6         705
                                      -----     -------         ------     ------        ------       ------     -------
           Total                       7.56%     $6,197         $1,808     $2,109        $1,666       $1,046     $12,826
                                      =====     =======         ======     ======        ======       ======     =======

INTEREST-BEARING LIABILITIES:
  Deposits:
      NOW, checking, money market
      checking, and passbook
      savings                          1.79%     $  270         $  423     $  302        $  433       $  339     $ 1,767
      Money market deposits            4.10         556            648        309           236           44       1,793
      Certificates:
       Under $100,000                  5.81       2,823            870        177           238           --       4,108
       Over $100,000                   5.52       1,712             46         13            10           --       1,781
                                      -----     -------         ------     ------        ------       ------     -------
         Subtotal                      4.68       5,361          1,987        801           917       $  383     $ 9,449
                                      -----     -------         ------     ------        ------       ------     -------

BORROWINGS:
  FHLB advances and other
    long-term borrowings               5.94         909            926         28            14           --       1,877
  Federal funds purchased and
    reverse repurchase
    agreements                         6.51         295            465         --            --           --         760
                                      -----     -------         ------     ------        ------       ------     -------
         Subtotal                      6.10       1,204          1,391         28            14           --       2,637
                                      -----     -------         ------     ------        ------       ------     -------

Impact of interest rate swaps          4.19         (10)            10         --            --           --          --
                                      -----     -------         ------     ------        ------       ------     -------
           Total                       5.00%     $6,555         $3,388     $  829        $  931       $  383     $12,086
                                      =====     =======         ======     ======        ======       ======     =======
Interest rate spread                   2.56%
                                      =====
Excess (Deficiency) of earning
 assets over (to) interest-
 bearing liabilities                            ($  358)       ($1,580)    $1,280        $  735       $  663     $   740(1)
                                                =======         ======     ======        ======       ======     =======


(1) The excess of $740 million noted above has the effect of increasing the indicated spread by 0.27%.

NONPERFORMING ASSETS - PROVISION FOR LOSSES

A very high percentage of the Company's assets are secured by first mortgages on single-family homes which have historically resulted in low exposure to loss for the Company. An important measure of asset quality in the financial services industry is the ratio of nonperforming assets to total assets. At both March 31, 1996, and December 31, 1995, the Bank's nonperforming asset ratios were significantly below the industry average. The Bank's management believes that the allowance for losses is adequate to cover currently estimated losses in the various portfolios.

The Company's nonperforming assets are summarized in Table 6 below:

TABLE 6
NONPERFORMING ASSETS

                                                        March 31, 1996          December 31, 1995
                                                        --------------          -----------------
                                                                     (In thousands)
Nonaccrual loans                                           $ 15,713                  $ 13,643
Past due loans                                               31,568                    24,242
Renegotiated loans                                            8,765                     9,236
                                                           --------                  --------
    Total nonperforming loans                                56,046                    47,121
Real estate and other repossessed assets ("REO")              5,105                     5,006
                                                           --------                  --------
    Total nonperforming assets                               61,151                    52,127
Less allowance for losses                                   (36,400)                  (35,400)
                                                           --------                  --------
    Total nonperforming assets (net of allowances)         $ 24,751                  $ 16,727
                                                           ========                  ========
Ratio of nonperforming assets to total assets                  0.45%                     0.39%
                                                           ========                  ========
Ratio of nonperforming assets to total loans and REO           0.63%                     0.56%
                                                           ========                  ========
Allowance coverage of nonperforming loans                     64.95%                    75.13%
                                                           ========                  ========
Ratio of allowances to total loans                             0.38%                     0.38%
                                                           ========                  ========
Ratio of allowances to total loans and REO                     0.38%                     0.39%
                                                           ========                  ========


The activity in the allowance for losses on the Company's loan portfolios is summarized in Table 7 below:

TABLE 7
ALLOWANCE FOR LOSSES

                                                                   Three Months Ended
                                                                       March 31,
                                                            ----------------------------------
                                                                      (In thousands)
                                                              1996                      1995
                                                            --------                  --------

Beginning balance                                           $35,400                   $35,000
Provision for losses                                            605                    (1,025)
Allowances of acquired institutions                             763                        --
Recoveries                                                      366                     2,017
Realized losses                                                (734)                   (1,542)
                                                            -------                   -------
Ending balance                                              $36,400                   $34,450
                                                            =======                   =======
Ratio of net charge-offs to average
  loans (annualized)                                         (0.02%)                   (0.02%)
                                                            =======                   =======

During the first three months of 1996, the Bank's provision for losses totalled $0.6 million. During this same time period, the Company's population of nonperforming assets increased by $9.0 million, or 17%, while its allowances for loan losses increased by 3%. This increase in nonperforming assets is primarily attributable to increasing consumer delinquenicies for all types of loans nationwide. Nonetheless, the Company's nonperforming assets remain well below industry averages.

NON-INTEREST INCOME

During the three months ended March 31, 1996, the Company earned $6.4 million in deposit-related fees and charges, compared to the $5.8 million earned during the comparable period in 1995. The 11% increase resulted from the Company's expanding retail customer deposit base and certain fee increases implemented in early 1996.

Approximately $2.1 billion of the Company's recently acquired, single-family loans were sold during the first three months of 1996. Such sales occurred in the normal course of business, including the operations of its wholesale mortgage-banking division, and resulted in gains totaling approximately $5.7 million, compared to $1.6 million in gains recorded on sales of $385.3 million of single-family loans and certain mortgage loan servicing rights during the same period in the prior year. The amount and timing of such gains are subject to fluctuations based upon loan volume, the general levels of interest rates and other factors.

The Company recorded net loan servicing fee income of $3.0 million for the three months ended March 31, 1996, compared to income of $3.8 million recorded during the comparable periods in 1995. At March 31, 1996, loans serviced for the benefit of others totaled $8.1 billion, compared to $8.5 billion at December 31, 1995, and $6.0 billion at March 31, 1995. The comparatively lower level of loan servicing income recorded during the three months ended March 31, 1996, was due to the significantly higher amounts of MSR amortization in the current year's comparatively lower interest rate environment, which has produced higher levels of loan prepayments.


OTHER EXPENSES

Table 8 below presents information concerning the Company's operating and administrative expenses.

TABLE 8
OPERATING AND ADMINISTRATIVE EXPENSES

                                                                                         Change from
                                                       Three Months Ended                Prior Year:
                                                           March 31,                      Increase
                                                   1996                1995              (Decrease)
                                                 --------            --------          --------------
(In thousands)
Compensation and benefits                        $ 33,210           $ 26,155              $7,055
Occupancy and equipment                            12,190             11,677                 513
Federal insurance premium                           5,607              4,705                 902
General and administrative                          7,348              5,071               2,277
Advertising                                         2,474              2,485                 (11)
Other taxes                                         2,271              1,242               1,029
Other                                               1,814              1,047                 767
                                                 --------           --------             -------
 Gross operating and administrative
  expenses                                         64,914             52,382              12,532
Less: Capitalized direct costs of
 loan originations                                (14,831)            (6,014)             (8,817)
                                                 --------           --------             -------
    Total, net                                   $ 50,083           $ 46,368              $3,715
                                                 ========           ========             =======
Gross operating expense ratio                       64.40%             58.22%
                                                 ========           ========
Net operating expense ratio (1)                     49.69%             50.10%
                                                 ========           ========


(1) Total operating and administrative expenses divided by the sum of net interest income and other recurring income (primarily fees and charges). This ratio is often referred to as an efficiency ratio.

The operating and administrative expenses of the Company totaled $50.1 million for the three months ended March 31, 1996, an 8% increase over the $46.4 million incurred during the same period in 1995. The sources of this increase are discussed in the following paragraphs.

The Company's gross compensation and benefits expense, before the capitalization of direct costs of loan originations, during the three months ended March 31, 1996, totaled $33.2 million, representing a 27% increase over the $26.2 million recorded during the same period in 1995. This increase is attributable to greater staffing levels in the Company's wholesale lending division, its new mutual fund and annuities sales program and its commercial business lending function, as well as normal salary increases for the Bank's workforce, greater use of temporary employment services and increased overtime and commission expenses related to the record loan production during these periods.

The Company paid Federal Deposit Insurance Corporation ("FDIC") premiums totaling $5.6 million for the three months ended March 31, 1996, compared to $4.7 million during the same period in 1995. The higher level of expense recorded during 1996 is primarily attributable to a $1.2 billion, or 15%, increase in the average balance of deposits outstanding during the first three months of 1996 compared to the year-earlier period.

The Company's general and adminstrative expenses, before the capitalization of direct costs of loan originations, during the three months ended March 31, 1996, totaled $7.3 million, representing a 45% increase over the $5.1 million recorded during the same period in 1995. This increase is due to the comparatively higher lending volumes during the first quarter of 1996. Certain volume-related costs such as contract underwriting, fee appraisals and credit reports are recorded in this expense category.

During the first quarter of 1996, the Company's other tax expense totaled $2.3 million, an 83% increase when compared to the other tax expense incurred in the year-earlier period. This increase is primarily attributable to the Company's recognition of a one-time benefit during the first quarter of 1995, which was the result of favorable Michigan state tax legislation that had been enacted.

Certain direct costs of originating loans are capitalized and amortized over the lives of the related loans. Various expense categories are reduced as these costs are capitalized. Consequently, the level of loan originations during a period impacts the nominal amount of expenses reported in the Company's Consolidated Statements of Income. Expenses totaling $14.8 million were capitalized during the three months ended March 31, 1996, compared to $6.0 million recorded during the comparable period in 1995. This 147% increase is due to the dramatically higher lending volumes during the first quarter of 1996.


FEDERAL INCOME TAXES

The Company's statutory tax rate was 35% for both periods presented. The Company's effective tax rate for each of the periods presented differs from each period's statutory rate due primarily to the nondeductibility of goodwill amortization.

The Company and its consolidated subsidiaries are currently undergoing IRS examinations of the consolidated federal income tax returns for the years ended December 31, 1988 through 1992. The final determination of tax liability for these taxable years has not been completed. In the opinion of the Company's management, any such final determination or examination of still open returns, including returns of subsidiaries and predecessors of or entities merged into the Company, would not result in a deficiency which would have a material adverse effect on the financial condition or results of operations of the Company and its consolidated subsidiaries.


LIQUIDITY AND CAPITAL RESOURCES

Federal regulations currently require that savings institutions maintain an average daily balance, for each calendar month, of cash, cash equivalents and certain marketable securities which are not committed as collateral under secured borrowing arrangements equal to 5.0% of net withdrawable accounts and borrowings payable in one year or less ("liquidity ratio"). At March 31, 1996, the Bank's liquidity ratio was 7.0%. Liquidity levels will vary depending upon savings flows, future loan fundings and sales and operating needs. The Bank does not foresee any difficulty in meeting its liquidity requirements.

The Company's primary sources of funds are customer deposits, loan principal repayments, sales of loans, repayments of mortgage-backed and investment securities, advances from the Federal Home Loan Bank of Indianapolis ("FHLB"), securities sold under agreements to repurchase with primary dealers and cash generated from operations.

On December 14, 1995, the Company and Bell Bancorp, Inc. ("Bell"), executed a definitive merger agreement. The purchase price, including payments made with respect to outstanding stock options, will approximate $354.1 million. The funding sources for the consummation of the transaction will most likely be a combination of the liquid resources available to the Company and medium-term debt financing. Bell, through its principal operating subsidiary, Bell Federal Savings and Loan Association, operates 14 full-service branch offices in the Chicago, Illinois, market. Bell had total assets of $1.9 billion, total deposits of $1.6 billion and stockholders' equity of $307.4 million at March 31, 1996. The acquistion is subject to approval by the stockholders of Bell. The acquisition is scheduled to be completed on June 7, 1996. The transaction will be accounted for as a purchase and is anticipated to result in goodwill (excess of purchase price over the underlying market value of assets and liabilities) of approximately $57.0 million to $62.0 million. The addition of the asset base along with the related intangibles will reduce the Bank's various regulatory capital ratios. However, on a pro forma basis, the Company's management believes it will continue to meet all regulatory requirements. In the event the Company deems it desirable to increase its capital position to partially offset the effects of the merger, it may consider the issuance of medium-term debt or reductions in the size of its existing balance sheet.

Under Federal Reserve Board regulations, the Bank is required to maintain specified levels of reserve balances with the Federal Reserve Bank. Such balances are based upon the composition of the Bank's deposit base and other specified liabilities. At March 31, 1996, the Bank was required to maintain net reserve balances of $20.6 million. The Bank is in compliance with such regulations.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

    On July 25, 1995, the Company filed a claim in the United States Court of Claims to recover funds lost as a result of the enactment of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"). Under FIRREA, the Company was forced to accelerate the rate of exclusion from qualifying regulatory capital of approximately $120.5 million of supervisory goodwill arising out of the acquisition of seven troubled savings and loan associations from 1980 through 1983.

    While the Company, along with many other financial institutions, has decided to pursue a claim against the United States government, neither the likelihood of success nor the potential amount of recovery can be determined at this time.


ITEM 5.  OTHER INFORMATION - DIVIDEND DECLARATION AND PAYMENT ON COMMON STOCK

    On March 1, 1996, the Company paid a cash dividend of $0.19 per share to stockholders of record on February 16, 1996. The declaration of the dividend reduced retained earnings/stockholders' equity by approximately $5.9 million during January 1996.

    On April 18, 1996, the Company's Board of Directors declared a regular quarterly dividend of $0.19 per share, payable on May 31, 1996, to stockholders of record on May 17, 1996. The Company plans to continue to pay dividends on a quarterly basis. The declaration and amount of such dividends will be based upon future earnings and capital levels. The declaration of this dividend reduced retained earnings/stockholders' equity by approximately $5.9 million during April 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

    EXHIBIT 11.   EARNINGS PER SHARE

    Earnings per share computations are based on the weighted average number of common shares outstanding during each period, including common stock equivalents. Earnings per share were not materially diluted by outstanding stock options during any of the periods. The following table presents information necessary for the computation of earnings per share, on both primary and fully diluted bases, for the three months ended March 31, 1996.

                                                                                 Three Months
                                                                                Ended March 31,
                                                                          -------------------------
                                                                             1996          1995
                                                                          ----------     ----------
                                                                     (In thousands, except per share data)
Primary and fully diluted                                                        (unaudited)
  earnings per share:
Net income applicable to
  common stock and common
  stock equivalents                                                         $ 32,191      $ 29,054
                                                                            ========      ========
Average number of common
  shares outstanding                                                          31,239        31,521
Common stock equivalents on
  stock options                                                                  911           724
                                                                            --------      --------
Total                                                                         32,150        32,245
                                                                            ========      ========
Primary earnings per share                                                  $   1.00      $   0.90
                                                                            ========      ========
Fully diluted earnings per share                                            $   1.00      $   0.90
                                                                            ========      ========


     EXHIBIT 15.  INDEPENDENT ACCOUNTANTS' REPORT

    Such report is incorporated herein by reference to Part I, page 10 of this Form 10-Q.

    (B) REPORTS ON FORM 8-K.

    There were no reports on Form 8-K filed during the three months ended March 31, 1996.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Standard Federal Bancorporation, Inc.
                                            (Registrant)





Date          May 2, 1996                   Thomas R. Ricketts
        -----------------------          ------------------------
                                         Thomas R. Ricketts
                                         Chairman of the Board and President
                                         (Principal Executive Officer)




Date          May 2, 1996                   Joseph Krul
        -----------------------          ------------------------
                                         Joseph Krul
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Financial and
                                          Accounting Officer)

                                Exhibit Index


 Exhibit
 Number                     Description
- - ---------                   -----------
   27                       Financial Data Schedule