Form 10-Q
period 1996-06-30
STANDARD FEDERAL BANCORPORATION INC
filed 1996-08-14
CIK 944399

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

       For the quarter ended June 30, 1996

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

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

                                  Yes   X         No

      The number of shares outstanding of the registrant's no par value common stock as of August 13, 1996, was 31,248,268.

                     STANDARD FEDERAL BANCORPORATION, INC.

                                    INDEX

                                                                       PAGE
PART I.     FINANCIAL INFORMATION


   Item 1.  Financial Statements

            Consolidated Statements of Financial Condition -
            June 30, 1996, December 31, 1995, and June 30, 1995          1

            Consolidated Statements of Income - Three and Six Months
            Ended June 30, 1996 and 1995                                 2

            Consolidated Statements of Cash Flows - Six Months Ended
            June 30, 1996 and 1995                                      3-5

            Notes to Consolidated Financial Statements                  6-11

            Independent Accountants' Report                              12


   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations for the Three
            and Six Months Ended June 30, 1996 and 1995                13-29


PART II.    OTHER INFORMATION


   Item 1.  Legal Proceedings                                            30

   Item 4.  Submission of Matters to a Vote of Security Holders          30

   Item 5.  Other Information - Dividend Declaration and Payment
            on Common Stock                                              31

   Item 6.  Exhibits and Reports on Form 8-K                             31

   Signatures                                                            32

   Exhibit Index                                                         33


PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

STANDARD FEDERAL BANCORPORATION, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

                                                     June 30,    December 31,    June 30,
                                                       1996          1995          1995
                                                   -----------   -----------   -----------
ASSETS
  Cash                                                 $97,237       $90,789      $123,036
                                                   -----------   -----------   -----------
  Cash equivalents                                      52,935        16,029        82,349
  Term federal funds sold and securities
   purchased under resale agreements                     3,000            --            --
  Investment securities available for sale,
   at fair value                                        14,920            --            --
  Investment securities held to maturity (fair
   values of $501,672, $210,935 and $219,548,
    respectively)                                      503,597       211,745       221,288
  Mortgage-backed securities held for trading
   at fair value                                         3,554       224,843            --
  Mortgage-backed securities available for sale
   at fair value                                       653,342       689,432        75,344
  Mortgage-backed securities held to maturity
   (fair values of $2,469,450, $2,329,546 and
     $2,422,966, respectively)                       2,489,842     2,275,158     2,380,666
  Loans receivable available for sale                  901,316       902,816       474,204
  Loans receivable                                   9,823,206     8,294,909     9,090,484
                                                   -----------   -----------   -----------
     Total earning assets                           14,445,712    12,614,932    12,324,335
  Accrued interest receivable                           83,851        69,147        66,792
  Real estate and other repossessed assets              10,889         5,764         8,560
  Premises and equipment                               206,231       191,988       187,289
  Cost in excess of fair value of net assets
   acquired                                            208,930       135,874       143,781
  Other assets                                         187,133       167,114       117,725
                                                   -----------   -----------   -----------
        Total assets                               $15,239,983   $13,275,608   $12,971,518
                                                   ===========   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Deposits                                         $10,932,352    $9,151,929    $8,630,500
  FHLB advances and other long-term borrowings       1,860,496     1,973,797     1,923,668
  Federal funds purchased and reverse repurchase
   agreements                                          944,175       844,420     1,096,888
  Other short-term borowing                             30,000            --            --
                                                   -----------   -----------   -----------
    Total interest-bearing liabilities              13,767,023    11,970,146    11,651,056
  Accrued interest payable                              44,500        58,430        63,197
  Undisbursed payments on participations sold           73,566        98,798        60,050
  Advance payments by borrowers for taxes and
   insurance                                           207,018        75,767       167,528
  Federal income taxes payable                          43,915        66,245        42,181
  Liability for checks and money orders issued          76,380        50,785        83,359
  Other liabilities                                     64,646        39,174        41,913
                                                   -----------   -----------   -----------
      Total liabilities                             14,277,048    12,359,345    12,109,284
                                                   -----------   -----------   -----------

STANDARD FEDERAL BANCORPORATION, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)
(In thousands, except share data)


STOCKHOLDERS' EQUITY:
  Serial preferred stock, no par value per share;
   50,000,000 shares authorized; none issued                 --            --           --
  Common stock, no par value per share: 150,000,000
   shares authorized; shares issued and outstanding
    at:
     June 30, 1996 - 31,324,268
     December 31, 1995 - 31,185,175
     June 30, 1995 - 31,636,925                         234,783       231,884       249,117
  Restricted stock grant, net                              (114)           --            --
  Retained earnings, partially restricted               717,988       663,655       613,117
  Unrealized gain on mortgage-backed securities
   available for sale                                    10,278        20,724            --
                                                    -----------   -----------   -----------
      Total stockholders' equity                        962,935       916,263       862,234
                                                    -----------   -----------   -----------
        Total liabilities and stockholders' equity  $15,239,983   $13,275,608   $12,971,518
                                                    ===========   ===========   ===========

See accompanying Notes to Consolidated Financial Statements.

STANDARD FEDERAL BANCORPORATION, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

                                          Three Months Ended          Six Months Ended
                                               June 30,                   June 30,
                                       -----------------------    -----------------------
                                          1996         1995          1996         1995
                                       ----------   ----------    ----------   ----------
INTEREST INCOME:
 Loans receivable                        $189,014     $174,962      $364,196     $337,720
 Mortgage-backed securities                54,154       46,116       115,537       91,169
 Investment securities                      6,101        6,680        12,023       14,230
                                       ----------   ----------    ----------   ----------
   Total                                  249,269      227,758       491,756      443,119
                                       ----------   ----------    ----------   ----------
INTEREST EXPENSE:
 Deposits                                 112,598      102,518       224,693      194,866
 FHLB advances and other long-term
  borrowings                               28,231       31,193        57,444       62,411
 Federal funds purchased and reverse
  repurchase agreements                    13,686       14,624        26,739       27,673
                                       ----------   ----------    ----------   ----------
   Total                                  154,515      148,335       308,876      284,950
                                       ----------   ----------    ----------   ----------
 Net interest income                       94,754       79,423       182,880      158,169
 Provision for (Recovery of) losses           537          680         1,142         (345)
                                       ----------   ----------    ----------   ----------
 Net interest income after provision
  for (recovery of) losses                 94,217       78,743       181,738      158,514
                                       ----------   ----------    ----------   ----------
NON-INTEREST INCOME:
 Loan fees and charges                      2,290        1,686         4,357        3,317
 Deposit-related fees and charges           7,511        6,986        13,913       12,770
 Loan servicing fee income, net             3,362        3,894         6,353        7,679
 Gain (Loss) on the sale of earning
  assets                                    5,853       (1,279)       11,534          291
 Loss on the sale of real estate owned        (59)        (615)         (172)         (86)
 Other                                        752        1,673         1,959        4,282
                                       ----------   ----------    ----------   ----------
   Total                                   19,709       12,345        37,944       28,253
                                       ----------   ----------    ----------   ----------
OTHER EXPENSES:
 Compensation and benefits                 24,687       18,160        46,032       39,504
 Occupancy and equipment                   14,196       11,473        26,386       23,150
 Federal insurance premium                  5,623        4,700        11,230        9,405
 General and administrative                 5,011        3,094         9,393        6,962
 Amortization of cost in excess of
  fair value of net assets acquired         4,482        3,915         8,564        7,873
 Advertising                                2,914        2,429         5,388        4,914
 Other taxes                                2,339        1,269         4,610        2,511
 Other                                      1,648        1,308         3,462        2,354
                                       ----------   ----------    ----------   ----------
   Total                                   60,900       46,348       115,065       96,673
                                       ----------   ----------    ----------   ----------
Income before provision for federal
 income taxes                              53,026       44,740       104,617       90,094
Provision for federal income taxes         19,000       16,100        38,400       32,400
                                       ----------   ----------    ----------   ----------
NET INCOME                                $34,026      $28,640       $66,217      $57,694
                                       ==========   ==========    ==========   ==========
EARNINGS PER SHARE                          $1.06        $0.89         $2.06        $1.79
                                       ==========   ==========    ==========   ==========
DIVIDENDS PER COMMON SHARE                  $0.19        $0.17         $0.38        $0.34
                                       ==========   ==========    ==========   ==========

See accompanying Notes to Consolidated Financial Statements.

STANDARD FEDERAL BANCORPORATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                               Six Months Ended June 30,
                                                                 1996            1995
                                                             ------------    ------------
OPERATING ACTIVITIES:
Interest received on earning assets                              $488,536        $434,002
Loan and other fees received                                       52,953          36,543
Proceeds from the sale of mortgage-backed securities
 held for trading                                                 498,336              --
Proceeds from the sale of mortgage-backed securities
 available for sale                                                76,555              --
Cash disbursed for real estate loans available for sale        (4,003,050)     (1,413,787)
Proceeds from the sale of real estate loans available
 for sale                                                       3,441,194       1,074,160
Other operating income, net                                         1,774           2,769
Interest paid on interest-bearing liabilities                    (334,495)       (264,657)
Operating and administrative expenses                            (138,831)       (118,927)
Federal income taxes paid                                         (39,190)        (17,904)
                                                             ------------    ------------
  Net cash provided by (used in) operating activities              43,782        (267,801)
                                                             ------------    ------------
INVESTING ACTIVITIES:
Net increase in term federal funds sold and securities
 purchased under resale agreements                                 (3,000)             --
Proceeds from the sale of investment securities available
 for sale                                                          38,776              --
Maturities of interest-earning deposits                               831              --
Purchases of investment securities held to maturity                10,863        (166,737)
Maturities and partial repayments of investment securities
 held to maturity                                                  27,602         217,746
Purchases of FHLB stock                                            (7,909)             --
Disbursements of real estate loans                             (1,262,590)     (1,364,787)
Principal repayments of real estate loans, net                  1,164,664         616,434
Principal repayments of mortgage-backed securities held to
 maturity                                                         285,005         123,666
Net increase in consumer and commercial loans                     (38,615)        (33,372)
Proceeds from the disposition of real estate and other
 repossessed assets                                                 7,057           5,548
Capital expenditures, net                                         (11,622)         (2,557)
Net cash used to acquire Bell Bancorp, Inc.                      (341,794)             --
Net cash used to acquire FSB Financial Corporation                (23,423)             --
                                                             ------------    ------------
  Net cash used in investing activities                          (154,155)       (604,059)
                                                             ------------    ------------

STANDARD FEDERAL BANCORPORATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

                                                               Six Months Ended June 30,
                                                                 1996            1995
                                                             ------------    ------------
FINANCING ACTIVITIES:
Net increase in deposit accounts, excluding sale of
 deposits                                                          59,622         511,722
Cash transferred to the acquiror of deposit liabilities                --         (30,235)
Net increase in federal funds purchased and reverse
 repurchase agreements                                             99,755         345,425
Proceeds from FHLB advances                                       500,000              --
Repayments of FHLB advances                                      (642,010)        (98,093)
Proceeds from other borrowings                                     30,000              --
Net proceeds from the exercise of common stock options              2,879           2,445
Dividends paid to stockholders                                    (11,883)        (10,729)
Net change in retail transactions in process                       17,631         (20,665)
Cash repurchase of stock                                              (97)             --
Restricted stock grants                                                 3              --
Net receipts of advance payments by borrowers for taxes
 and insurance                                                    124,526          89,443
Net receipts (disbursements) of payments due on
 participations sold                                              (26,699)         19,593
                                                             ------------    ------------
  Net cash provided by financing activities                       153,727         808,906
                                                             ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               43,354         (62,954)
BEGINNING CASH AND CASH EQUIVALENTS                               106,818         268,339
                                                             ------------    ------------
ENDING CASH AND CASH EQUIVALENTS                                 $150,172        $205,385
                                                             ============    ============

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
 (USED IN) OPERATING ACTIVITIES:
 Net income                                                     $66,217         $57,694
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                   7,421           6,943
  Amortization of cost in excess of fair value of net
   assets acquired                                                8,564           7,873
  Provision for (Recovery of) losses                              1,142            (345)
  Gain on the sale of branches                                       --          (1,444)
  Provision for deferred federal income taxes                       564           2,188
  Increase (Decrease) in federal income taxes payable, net      (22,893)         11,591
  (Increase) Decrease in loans receivable available for sale      1,500        (339,919)
  Increase in accrued interest receivable                        (2,414)         (6,269)
  Increase (Decrease) in accrued interest payable                (4,571)         20,398
  Accretion of loan fees and other discounts and premiums,
   net                                                           (3,457)         (1,209)
  Deferral of loan origination fees (costs), net                  1,113          (7,003)
  Net change in accrued and prepaid expenses                     (9,404)        (18,299)
                                                           ------------    ------------
   Net cash provided by (used in) operating activities          $43,782       ($267,801)
                                                           ============    ============


STANDARD FEDERAL BANCORPORATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

                                                              Six Months Ended June 30,
                                                               1996            1995
                                                           ------------    ------------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Loans receivable transferred to real estate and other
 repossessed assets                                              $6,829          $3,047
Loans receivable exchanged for mortgage-backed securities    $4,236,235      $1,078,465


SUPPLEMENTAL SCHEDULE OF ACQUISITIONS:
The Company acquired Bell Bancorp, Inc. of Chicago, Illinois, on June 7, 1996 and FSB Financial Corporation of
Kalamazoo, Michigan, on January 12, 1996.


                                                                   June 7, 1996
                                                           ----------------------------
BELL BANCORP, INC. ACQUISITION:
 Cash paid for common stock and stock options                                  $355,006
 Fair value of assets acquired                               $1,923,610
 Fair value of liabilities assumed                           (1,644,204)
                                                             ----------
 Fair value of net assets acquired                                              279,406
                                                                               --------
 Core deposit premium and cost in excess of fair value of
  net assets acquired                                                           $75,600
                                                                                =======

                                                                 January 12, 1996
                                                           ----------------------------
FSB FINANCIAL CORPORATION ACQUISITION:
 Cash paid for common stock and stock options                                   $24,726
 Fair value of assets acquired                                 $165,778
 Fair value of liabilities assumed                             (147,073)
                                                               --------
 Fair value of net assets acquired                                               18,705
 Core deposit premium and cost in excess of fair value of
  net assets acquired                                                            $6,021
                                                                                 ======

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


NOTE (2) - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. The results of operations for the three and six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the entire year. The interim financial information should be read in conjunction with the consolidated financial statements and notes included in Appendix A of the 1995 Notice of Annual Meeting and Proxy Statement of the Company. Certain reclassifications have been made in the 1995 Consolidated Financial Statements and accompanying Notes thereto, in order to conform with the 1996 presentation.


NOTE (3) - EARNINGS PER SHARE

Refer to Exhibit 11, on page 34, for the computations of primary and fully diluted earnings per share.


NOTE (4) - INVESTMENTS AND MORTGAGE-BACKED SECURITIES

Investments and mortgage-backed securities ("MBS") are recorded at cost on trade date. Discounts and premiums are amortized using the effective interest method over the estimated lives of the assets. Investments and MBS determined to be trading securities are reported at fair value with unrealized gains and losses included in earnings. Investments and MBS which the Company has the positive intent and ability to hold to maturity are reported at amortized cost. All other investments and MBS are classified as available for sale, and are reported at fair value with unrealized gains and losses reported in stockholders' equity. Gain or loss on the sales of investments and MBS are based on the specific identification method. The investment securities available for sale at June 30, 1996, consist solely of certain assets which had been recently obtained in the Company's acquisition of Bell Bancorp, Inc. Such assets were sold, without recognition of gain or loss, of during July 1996. The MBS held for trading at June 30, 1996, consist of certain of the Company's recent loan originations that were securitized during the month of June 1996 as a part of the Company's on-going mortgage banking activities, but which were not sold until the month of July 1996.

STANDARD FEDERAL BANCORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE (4) - INVESTMENTS AND MORTGAGE-BACKED SECURITIES (CONTINUED)

Investment securities held to maturity are summarized as follows:

                                                June 30, 1996         December 31, 1995
                                             --------------------    --------------------
                                              Carrying    Market      Carrying    Market
                                               Value      Value        Value      Value
                                             ---------  ---------    ---------  ---------
                                                            (In thousands)
Investment securities held to maturity:
 Collateralized mortgage obligations          $308,928   $309,021      $25,642    $25,837
 Investment-grade corporate debt securities        125        125          125        125
 FHLB stock - at cost                          112,058    112,058      102,427    102,427
 Certificates of deposit                            --         --          831        831
 U.S. government and agency obligations         81,003     79,228       81,082     80,346
 Other                                           1,483      1,240        1,638      1,369
                                              --------   --------     --------   --------
     Total                                    $503,597   $501,672     $211,745   $210,935
                                              ========   ========     ========   ========

The investment securities held to maturity portfolio reflects gross unrealized gains of $0.4 million and gross unrealized losses of $2.3 million at June 30, 1996. The MBS held to maturity portfolio reflects gross unrealized gains of $16.4 million and unrealized losses of $36.8 million at June 30, 1996.


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

As part of its management of assets and liabilities, the Company has sold retail single-family loans, primarily all of which had been classified as available for sale. In addition, through its wholesale mortgage banking division, the Company routinely sells loans primarily to the secondary market agencies. The Company has identified a population of loans as being available for sale at June 30, 1996. The Company intends to sell all of this portfolio, primarily during the third quarter of 1996. Gains or losses resulting from the sale of loans are based on the specific identification method and recorded on a settlement date basis, and reflect the extent that the sales proceeds exceed the Company's investment in the loans.

Loans receivable available for sale are summarized as follows:

                                          June 30, 1996            December 31, 1995
                                     ----------------------     ----------------------
                                      Carrying      Market       Carrying      Market
                                       Value        Value         Value        Value
                                     ---------    ---------     ---------    ---------
                                                      (In thousands)
Loans receivable available for sale   $901,316     $901,316      $902,816     $909,533
                                     =========    =========     =========    =========

STANDARD FEDERAL BANCORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE (6) - LOAN ORIGINATION FEES

All loan origination fees and certain loan origination costs are deferred and amortized as an adjustment of yield over the life of the loan using the effective interest method. This method of amortization is based upon contractual payment terms adjusted for actual prepayments. Unamortized net deferred fees (costs) are taken into income, as a gain or a loss on the sale, at the time of the loan sale in proportion to the percentage of the loan sold or into interest income upon prepayment by the borrower.

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

NOTE (8) - INTEREST RATE EXCHANGE AGREEMENTS

The Company utilizes interest rate exchange agreements ("swaps") to hedge interest rate risk. Under the contractual terms of the swaps outstanding at June 30, 1996, the Company agreed to pay interest at a fixed rate of 12.81% on notional principal totaling $10.0 million, and to receive interest at a variable rate of 5.66% determined by independent indices at June 30, 1996. This swap matures during November 1997. The Company is exposed to credit loss in the unanticipated event of nonperformance by the counterparties to the swaps, primarily if the Company is in a net accrued interest receivable position at the time of default by the counterparties. However, at June 30, 1996, the Company was in a net accrued interest payable position. Notional principal amounts often are used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller.

NOTE (9) - PLEDGED ASSETS

At June 30, 1996, real estate loans totaling $3.0 billion, certain MBS totaling $1.2 million, investment securities totaling $9.1 million and the Company's FHLB stock totaling $126.6 million were pledged to secure FHLB advances, securities sold under agreements to repurchase, other long-term borrowings and interest rate exchange agreements.

NOTE (10) - COMMITMENTS

At June 30, 1996, the Company had commitments to fund approximately $1.0 billion of mortgage loans and $15.0 million of consumer loans. The vast majority of these commitments are expected to settle during the next four months. Additionally, at June 30, 1996, the Company had firm forward commitments to sell $1.0 billion of recently closed or committed single-family loans, including the $3.6 million of MBS held for trading identified in the Consolidated Statement of Financial Condition. These sales, which will primarily occur during the third quarter of 1996, are not expected to produce any material gain or loss to the Company. The Company's exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making these commitments as those involved in extending loans to customers.

STANDARD FEDERAL BANCORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE (10) - COMMITMENTS (CONTINUED)

At June 30, 1996, in addition to the firm forward commitments discussed in the preceding paragraph, the Bank also had options to sell $250.0 million of securitized, single-family loans. The cost of these options, which expire in the third quarter of 1996, was $171,000 and will become an adjustment to the basis of the loans sold if the options are exercised or will be expensed if unexercised.

Total commercial and other standby letters of credit amounting to $9.2 million were issued and outstanding at June 30, 1996. Unused lines of credit provided to consumers (generally, open-ended lines of credit which are funded on demand) totaled $876.7 million at June 30, 1996. Unused lines of credit provided to commercial customers (generally, open-ended lines of credit which are funded on demand) totaled $102.5 million at June 30, 1996.


NOTE (11) - MORTGAGE SERVICING RIGHTS

Mortgage servicing rights ("MSR") represent the cost of acquiring the right to service mortgage loans. These costs are initially capitalized and subsequently amortized in proportion to, and over the period of, estimated net loan servicing income. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights ("SFAS 122")" during May 1995. SFAS 122 requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others that have been acquired through either the purchase or origination of a loan. A mortgage banking enterprise that sells or securitizes those loans with servicing rights retained must allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans based on their relative fair values. Additionally, SFAS 122 requires that MSR be reported at the lower of cost or fair value. The carrying value of MSR is included in the caption entitled "Other Assets" in the Consolidated Statement of Financial Condition. The Company adopted SFAS 122 during May 1995, effective as of January 1, 1995. The on-going impact of SFAS 122 is dependent upon, among other things, the volume of loan originations, the general levels of market interest rates and the rate of estimated loan prepayments. Accordingly, the Company's management is unable to predict with any reasonable certainty what effect SFAS 122 will have on its future results of operations or its financial condition.

The activity of capitalized MSR is summarized below:

                                                             Six Months Ended
                                                                  June 30,
                                                            1996           1995
                                                          --------       --------
                                                              (In thousands)
Beginning balance                                          $97,555        $59,134
Additions through wholesale mortgage banking operations     50,140         20,777
Additions through retail lending operations                 12,066            968
Value of MSR acquired through mergers                          432             --
Valuation allowance adjustment due to change in fair
 value of MSRs                                                 200             --
Sales of MSR (1)                                           (35,170)        (3,208)
Amortization                                                (9,728)        (3,585)
                                                          --------        -------
Ending balance                                            $115,495        $74,086

(1) The Company sold servicing rights relating to $2.6 billion and $222.8 million of loans serviced for the benefit of others during the first half of 1996 and 1995, respectively.

STANDARD FEDERAL BANCORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE (11) - MORTGAGE SERVICING RIGHTS (CONTINUED)

The fair value of capitalized MSR is calculated, on a disaggregated basis, by discounting estimated expected future cash flows using a discount rate commensurate with the risk involved. The aggregate fair value of the Company's MSR that is subject to the provisions of SFAS 122 totaled approximately $133.5 million at June 30, 1996. In applying this valuation method, the Company used assumptions that market participants would use in estimating future net servicing income which included estimates of the cost of servicing per loan, the discount rate, float value, inflation rate, ancillary income per loan, prepayment speeds and default rates. The Company conducts its periodic impairment analyses using a disaggregated method, based on the underlying loans' interest rates and loan types.

The activity in the impairment-based valuation allowance for capitalized MSR is summarized below:

                                                               Six Months Ended
                           Description                           June 30, 1996
        --------------------------------------------------     ----------------
        Beginning balance                                           $6,600
        Decrease related to the sales of MSR                        (2,805)
        Decrease related to a change in fair value of MSR             (200)
                                                                    ------
        Ending balance                                              $3,595
                                                                    ======

The Company did not have an impairment-based valuation allowance during the six months ended June 30, 1995.


NOTE (12) - COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED

Since 1980, the Company has expanded its branch network geographically by merging with 19 savings institutions and purchasing three branches from other savings institutions. All but one of these acquisitions were accounted for using the purchase method of accounting. Under the purchase method of accounting, the Company's Consolidated Statements of Income reflect the income of the acquired institutions only since the respective dates of acquisition. In addition, all assets acquired and liabilities assumed are adjusted to fair value as of the dates of acquisition. Goodwill and other intangible assets are reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the assets.

STANDARD FEDERAL BANCORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE (13) - COMPLETED ACQUISITIONS

On June 7, 1996, the Company completed its acquisition of Bell Bancorp, Inc. ("Bell"). The purchase price, including payments made with respect to outstanding stock options, amounted to $355.0 million. Bell, through its principal operating subsidiary, Bell Federal Savings and Loan Association, operated 14 full-service branch offices in the greater Chicago, Illinois, market. Bell had total assets of $1.9 billion and deposits of $1.6 billion at the date of acquisition.

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


NOTE (14) - ACCOUNTING AND REPORTING DEVELOPMENTS

During March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). This Statement requires that long-lived assets, goodwill related to those assets to be held and used by an entity and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS 121 effective January 1, 1996. Adoption of this Statement has not had, nor is expected to have, a material impact on the financial condition or results of operations of the Company.

During June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). This Statement, among other things, applies a "financial-components approach" that focuses on control, whereby an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. In accordance with the provisions of this Statement, the Company will adopt SFAS 125 on January 1, 1997. Adoption of this Statement is not expected to have a material impact on the financial condition or results of operations of the Company.

NOTE (15) - HOLDING COMPANY ONLY STATEMENT OF FINANCIAL CONDITION

The following is an unconsolidated Statement of Financial Condition for Standard Federal Bancorporation, Inc., as of June 30, 1996.

STATEMENT OF FINANCIAL CONDITION
(In thousands)

                                                                         June 30, 1996
                                                                         -------------
ASSETS:
  Cash                                                                        $2,332
  Investment securities                                                        3,020
  Accrued interest receivable                                                     67
  Accounts receivable - subsidiary                                            12,315
  Investment in subsidiary                                                   989,246
  Federal income tax benefit                                                   1,926
                                                                          ----------
       Total assets                                                       $1,008,906
                                                                          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Liabilities:
    Short-term borrowing                                                     $30,000
    Accrued interest payable                                                      17
    Accounts payable - subsidiary                                             15,954
                                                                          ----------
       Total liabilities                                                     $45,971
                                                                          ==========
STOCKHOLDERS' EQUITY:
  Serial preferred stock, no par value per share, 50,000,000 shares
   authorized, none issued                                                  $     --
  Common stock, no par value per share; 150,000,000 shares
   authorized, 31,324,268 shares issued and outstanding at June 30, 1996     234,783
  Restricted stock grant, net                                                   (114)
  Retained earnings, partially restricted                                    717,988
  Unrealized net income from subsidiary                                       10,278
                                                                          ----------
STANDARD FEDERAL BANCORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE (15) - HOLDING COMPANY ONLY FINANCIAL STATEMENT (CONTINUED)

STATEMENT OF FINANCIAL CONDITION (CONTINUED)
(In thousands)

       Total stockholders' equity                                            962,935
                                                                          ----------
          Total liabilities and stockholders' equity                      $1,008,906
                                                                          ==========

Deloitte & Touche LLP Letterhead





INDEPENDENT ACCOUNTANTS' REPORT

Standard Federal Bancorporation, Inc.:

We have reviewed the accompanying consolidated statements of financial condition of Standard Federal Bancorporation, Inc. (the "Company") as of June 30, 1996 and 1995, the related consolidated statements of income for the three and six months ended June 30, 1996 and 1995, and the consolidated statements of cash flows for the six months ended June 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of Standard Federal Bancorporation, Inc. as of December 31, 1995, and the related consolidated statements of income, cash flows and stockholders' equity for the year then ended (not presented herein); and in our report dated January 18, 1996 we expressed an unqualified opinion on those consolidated financial statements.


/s/Deloitte & Touche LLP
July 18, 1996
Detroit, Michigan

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

As part of its strategy for the management of assets and liabilities, the Company has, from time to time, sold retail single-family loans, primarily all of which had been classified as available for sale. In addition, the Company's wholesale mortgage-banking division routinely sells wholesale loans primarily to the secondary market agencies. At June 30, 1996, the Company had identified $901.3 million of single-family loans as available for sale. These loans, the vast majority of which were acquired by the Company's wholesale mortgage-banking division, are recorded at the lower of cost or market. While the Company intends to sell all of this portfolio, the level of gains or losses, if any, to be recognized in subsequent periods is anticipated to be insignificant.

On June 7, 1996, the Company completed its acquisition of Bell Bancorp, Inc. ("Bell"). The Condensed Combining Statement of Financial Condition that follows summarizes the initial effects of the acquisition. This information is consistent with that presented in the Company's Report of Form 8-K, filed with the Securities and Exchange Commission on June 14, 1996.

Condensed Combining Statement of Financial Condition - June 7, 1996
(In thousands)

                                                       Related Purchase
                                                      Accounting Entries
                           Company        Bell        Debit      Credit       Combined
                         -----------   ----------   ---------------------   ------------
ASSETS:
Cash                        $116,596      $12,706                               $129,302
                         -----------   ----------   ---------   ---------   ------------
Investments                  213,450      483,383                 $10,764        686,069
Mortgage-backed
 securities                3,165,144       90,959                              3,256,103
Loans receivable           9,402,468    1,307,298      $1,430                 10,711,196
                         -----------   ----------   ---------   ---------   ------------
   Total earning assets   12,781,062    1,881,640       1,430      10,764     14,653,368
Real estate and other
 repossessed assets            6,580        3,351                                  9,931
Premises and equipment       198,368        5,004       3,000                    206,372
Cost in excess of fair
 value of net assets
  acquired and core
   deposit intangibles       134,750           --      75,600                    210,350
Other assets                 242,061       27,243                                269,304
                         -----------   ----------   ---------   ---------   ------------
   Total assets          $13,479,417   $1,929,944     $80,030     $10,764    $15,478,627
                         ===========   ==========   =========   =========   ============
LIABILITIES AND
 STOCKHOLDERS' EQUITY:
Liabilities:
Deposits                  $9,409,012   $1,598,038                            $11,007,050
FHLB advances and other
 borrowings                2,597,319       10,000                              2,607,319
                         -----------   ----------   ---------   ---------   ------------
   Total interest-
    bearing liabilities   12,006,331    1,608,038                             13,614,369
Other liabilities            521,777       26,292                $364,880(1)     912,949
                         -----------   ----------   ---------   ---------   ------------
   Total liabilities      12,528,108    1,634,330                 364,880     14,527,318
                         -----------   ----------   ---------   ---------   ------------
STOCKHOLDERS' EQUITY:
Common stock and
 additional paid-in
  capital                    234,322       80,216     $80,216                    234,322
Retained earnings            708,371      215,398     215,398                    708,371
Net unrealized gain on
 securities available
  for sale                     8,616           --                                  8,616
                         -----------   ----------   ---------   ---------   ------------
   Total stockholders'
    equity                   951,309      295,614     295,614                    951,309
                         -----------   ----------   ---------   ---------   ------------
    Total liabilities
     and stockholders'
      equity             $13,479,417   $1,929,944    $295,614    $364,880    $15,478,627
                         ===========   ==========   =========   =========   ============

(1) Represents primarily the cost of the acquisition, payable in cash to Bell's stockholders.

The Company's total mortgage-backed securities ("MBS") portfolio, including MBS held for trading and available for sale, decreased by $42.7 million during the first six months of 1996, (net of $91.0 million of MBS the Company acquired from the Bell acquisition) due to principal repayments and sales of certain MBS which had been classified as either held for trading or available for sale as of December 31, 1995.

During the first six months of 1996, loans receivable (including loans available for sale), net of sales and repayments, increased $1.5 billion, or 17%, due primarily to the $1.3 billion of loans added from the Bell acquisition. During the first half of 1996, the Company originated $5.6 billion of single-family home mortgage loans, compared to $2.7 billion during the same period last year. The Bank sold/securitized $4.4 billion of mortgage loans and received $1.1 billion in net mortgage loan repayments during the six month period ending June 30, 1996.

The Company's capitalized mortgage servicing rights ("MSR") increased by $17.9 million during the first half of 1996. This increase is primarily attributable to the recognition of MSR from the Company's on-going mortgage banking activities. As presented in Footnote (11) of Notes to Consolidated Financial Statements, the Company capitalized $62.2 million of MSR during the six months ended June 30, 1996, amortized $9.7 million of MSR and sold $2.6 billion of loans serviced for the benefit of others with $35.2 million of associated MSR.

During the first six months of 1996, deposits increased $1.8 billion, or 19%. This increase in deposits is attributable to the $1.6 billion of deposits acquired in the merger with Bell Bancorp, Inc. on June 7, 1996, and to various deposit account promotions and competitive interest rates offered by the Company for certain retail certificate of deposit and public unit accounts.

From time to time, the Bank uses Federal Home Loan Bank ("FHLB") advances as a source of longer-term, fixed-rate funds for purposes of investing in loans and mortgage-backed securities. During the first half of 1996, the Bank decreased its level of FHLB advances by $113.3 million, net.

During the first six months of 1996, securities sold under agreements to repurchase increased by $99.8 million. The Company uses either this funding source or FHLB advances depending on its overall asset/liability position and related interest rate risk management objectives. Recent borrowings under reverse repurchase agreements have included longer-term borrowings with maturities of up to three years.

The Company also borrowed $30.0 million in the form of a short-term demand note, the funds from which were contributed to the Bank as additional capital. This loan was repaid during July 1996 upon completion of the Company's $100.0 million subordinated debt offering, which is discussed in this section.

Advance payments by borrowers for taxes and insurance ("escrow") increased $131.3 million during the first half of 1996 due to the continued growth in the Company's loan portfolio. Additionally, escrow balances accumulate throughout each calendar year but decrease significantly, primarily in August and December, due to semiannual property tax payments.

Table 1 below presents the Bank's position relative to the three current regulatory capital requirements. The Bank meets all of the capital requirements mandated by the Office of Thrift Supervision (the "OTS") at June 30, 1996.

TABLE 1
SUMMARY OF CAPITAL REQUIREMENTS - STANDARD FEDERAL BANK
June 30, 1996
(In thousands)
                                             Stated               Required
                                             Capital              Capital              Excess
                                   Stated   As a % of  Required  As a % of   Excess    Capital
                                   Capital  Assets(1)  Capital   Assets(1)   Capital   Percentage
                                   -------  ---------  -------   ---------   -------   ----------
Total stockholders' equity        $989,246    6.49%
Adjustments for tangible, core
 and total capital:
  Goodwill, net of deferred tax
   liability on core deposit
    premium                       (181,477)
  Core deposit premium             (17,546)
  Valuation adjustment for
   mortgage servicing rights       (11,193)
  Unrealized net gain on mortgage-
   backed securities available for
    sale                           (10,278)
  Investments in non-includable
   subsidiaries                     (3,049)
                                  --------
     Total tangible capital        765,703    5.10%    $225,069    1.50%    $540,634    3.60%

  Qualifying core deposit premium   17,546
                                  --------
     Total core capital            783,249    5.21%    $450,665    3.00%    $332,584    2.21%
          (Tier 1 capital)
  General allowance for loan
   losses                           44,851
                                  --------
     Total capital (risk based)   $828,100   11.23%    $589,726    8.00%    $238,374    3.23%
                                  ========

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

The various federal banking agencies have formally implemented the Prompt Corrective Action ("PCA") provisions contained in the Federal Deposit Insurance Corporation Improvement Act of 1991. The specified capital categories and management's calculations of the Bank's ratios at June 30, 1996, are summarized as follows:

                                        Tangible      Total        Tier 1         Tier 1
                                        Capital     Risk-based    Risk-based     Leverage
Capital Category                         Ratio        Ratio       Ratio (1)       Ratio
- ----------------                       ---------   -----------   -----------   ----------
Well-capitalized                          N/A          >10%           >6%           >5%
                                                       -              -             -
Adequately capitalized                    N/A           >8%           >4%           >4%
                                                        -             -             -
Undercapitalized                          N/A           <8%           <4%           <4%
Significantly undercapitalized            N/A           <6%           <3%           <3%
Critically undercapitalized               <2%           N/A           N/A           N/A
                                          -
Standard Federal Bank at
- ------------------------
  June 30, 1996:
  --------------
  Stated capital (in thousands)       $765,703      $828,100      $783,249      $783,249
                                      ========      ========      ========      ========
  As a percentage of adjusted assets      5.10%        11.23%        10.69%         5.21%
                                      ========      ========      ========      ========

(1) The Tier 1 Risk-based ratio is defined as total core capital (Tier 1 capital) divided by risk-adjusted assets minus general allowances for losses.

N/A - Not Applicable

Notwithstanding the above ratios, the OTS may deem a financial institution to be classified one category lower than the above guidelines would otherwise indicate. The Bank was categorized for purposes of PCA as a well-capitalized institution by the OTS as of their completion of the Bank's 1995 Safety and Soundness Examination and the Company's management believes the Bank remains so categorized at June 30, 1996.
FINANCIAL CONDITION (CONTINUED)

As a function of its regulatory oversight efforts, the OTS has also defined an interest rate risk ("IRR") component. Initially proposed as an additional component of risk-based capital requirements, it is now likely that the IRR component will be used by the OTS only as a supervisory tool. The results derived from the OTS' IRR model indicate that the Bank was exposed to IRR at a level higher than the regulatory benchmark. The Bank's June 30, 1996 IRR component was $59.8 million; such amount equaling the Bank's IRR component as of March 31, 1996, the most recent date for which data is available. Because the Bank had $238.4 million of excess risk-based capital as of June 30, 1996, this IRR component will neither affect the Bank's continued compliance with applicable regulatory capital requirements, nor will it likely result in any increased regulatory oversight.

Various Committees of Congress and various federal regulatory banking agencies, including the Federal Deposit Insurance Corporation ("FDIC"), are currently discussing changes to the federal deposit insurance system to narrow or eliminate the difference in financial characteristics between the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"). One of the proposals being discussed would, among other things, assess thrifts, such as the Bank, a one-time fee to bring the SAIF fund into parity with the BIF fund. In the event that such proposal was to become law, the Bank would be required to record a one-time charge to earnings of approximately $65.9 million, or $2.05 per share, after-tax, based on March 31, 1995 balances and a fee of 85 basis points. Thereafter, the Bank's annual deposit insurance expense would be reduced for the foreseeable future by approximately 80% to 100% of current premiums. A premium reduction of this magnitude would represent annual after-tax cost savings to the Bank of approximately $11.9 million to $14.9 million, or $0.37 per share to $0.46 per share, based upon the actual 1995 deposit insurance premiums incurred by the Bank and Bell Federal. During July 1996, the Company completed a medium-term subordinated debt offering of $100.0 million. A portion of the proceeds were used to repay the $30.0 million short-term borrowing previously discussed. The remainder will be used for general corporate purposes, which may include continuation of the Company's previously announced share repurchase program and/or funding of the SAIF/BIF assessment discussed above. During 1995, the Company's Board of Directors approved the repurchase of up to 5% of the Company's outstanding common stock. Approximately 2% of the Company's common stock has been repurchased to date. Available capital may be used to continue this share repurchase program in the future.

RESULTS OF OPERATIONS

The Company's net income totaled $34.0 million, or $1.06 per share, during the three months ended June 30, 1996. This represents an annualized return on average assets ("ROA") of 0.97% and an annualized return on average stockholders' equity ("ROE") of 14.36%. This earnings performance represents an increase of 19% when compared to the $28.6 million, or $0.89 per share, recorded during the same period in 1995 (ROA of 0.91% and ROE of 13.51%). The second quarter results brought earnings for the six months ended June 30, 1996, to $66.2 million, or $2.06 per share (ROA of 0.96% and ROE of 14.13%), compared to $57.7 million, or $1.79 per share (ROA of 0.93% and ROE of 13.80%).

NET INTEREST INCOME

Net interest income increased 19% and 16% during the second quarter and first half of 1996, totaling $94.8 million and $182.9 million, compared to $79.4 million and $158.2 million recorded in the same periods last year. The Company's net interest margin was 2.85% and 2.80% of average earning assets during the second quarter and first half of 1996, respectively, compared to 2.67% and 2.72% during the same periods in 1995.

The Company's gradually improving net interest margin and a 11% increase in total average earning assets ($13.3 billion during the current quarter versus $12.0 billion during the second quarter of 1995) produced the increased level of net interest income noted above.

Like most thrift institutions, the Company has generally recorded higher levels of net interest income during relatively low and falling interest rate environments and has generally experienced a declining net interest margin during periods of relatively high and/or rising interest rate environments. In order to moderate the impact of a rising interest rate environment on the Company's operations, the Company's earning assets and interest-bearing liabilities have been configured such that, at various time horizons, differences between the amounts of assets and liabilities that either reprice or mature are minimized to the extent possible. Any difference between the amount of assets and liabilities repricing within one year is referred to as the "one-year-repricing gap." At June 30, 1996, the Company had $203.8 million more in liabilities expected to mature or reprice within one year than assets. This $203.8 million "negative" repricing gap represented -1.34% of total assets at June 30, 1996, compared to a "positive" one-year repricing gap of $22.7 million, representing +0.17% of total assets at December 31, 1995.

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

The table on the following page presents interest income from average earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Interest income from earning assets includes the accretion/amortization of unearned discounts/premiums and the accretion of net deferred loan origination fees. The yields earned on mortgage-backed and investment securities available for sale are based on historical, amortized cost balances. Interest expense on interest-bearing liabilities includes the impact of interest rate exchange agreements (see Note 8 of Notes to Consolidated Financial Statements), and the accretion/amortization of unearned purchase accounting discounts/premiums.


TABLE 2
AVERAGE YIELDS EARNED AND RATES PAID

                                                 Three Months Ended June 30,
                                  ------------------------------------------------------------
                                             1996                             1995
                                  --------------------------      ----------------------------
                                   Average             Yield/       Average             Yield/
(In millions)                      Balance   Interest   Rate        Balance   Interest   Rate
                                  ------------------------------------------------------------
ASSETS:
  Real estate loans                $9,200.8   $170.6    7.42%       $8,403.2   $157.8    7.51%
  Consumer loans                      573.0     15.0   10.53           515.0     14.2   11.05
  Commercial loans                    157.7      3.4    8.77           121.9      2.9    9.62
                                  ---------   ------   -----       ---------   ------   -----
     Total loans                    9,931.5    189.0    7.62         9,040.1    174.9    7.74
  Mortgage-backed securities
   available for sale                 662.9     14.3    8.64              --       --      --
  Mortgage-backed securities        2,277.5     39.9    7.01         2,522.0     46.1    7.31
  Investment securities
   available for sale                   3.7      0.1    6.75              --       --      --
  Investment securities               410.2      6.0    5.85           398.6      6.7    6.68
                                  ---------   ------   -----       ---------   ------   -----
     Total earning assets         $13,285.8   $249.3    7.51%      $11,960.7   $227.7    7.62%
                                  =========   ======   =====       =========   ======   =====
  Other assets                        679.3                            677.1
                                  ---------                        ---------
      Total assets                $13,965.1                        $12,637.8
                                  =========                        =========

LIABILITIES AND STOCKHOLDERS'
 EQUITY:
  Deposits                         $9,780.7   $112.6    4.63%       $8,476.6   $102.5    4.85%
  FHLB advances and other
   long-term borrowings             1,872.2     28.2    6.07         1,986.0     31.2    6.21
  Federal funds purchased and
   reverse repurchase
    agreements                        850.2     13.7    6.47           848.7     14.6    6.89
                                  ---------   ------   -----       ---------   ------   -----
     Total interest-bearing
       liabilities                $12,503.1   $154.5    4.97%      $11,311.3   $148.3    5.24%
                                  =========   ======   =====       =========   ======   =====
  Other liabilities                   514.2                            478.8
  Stockholders' equity                947.8                            847.7
                                  ---------                        ---------
      Total liabilities and
       stockholders' equity       $13,965.1                        $12,637.8
                                  =========                        =========
EXCESS OF AVERAGE EARNING ASSETS
  OVER AVERAGE INTEREST-BEARING
   LIABILITIES                       $782.7                           $649.4
                                  =========                        =========
INTEREST RATE SPREAD                                    2.54%                            2.38%
                                                       =====                             =====

INTEREST INCOME/EARNING ASSETS                $249.3    7.51%                  $227.7    7.62%
INTEREST EXPENSE/EARNING ASSETS                154.5    4.66                    148.3    4.95
                                              ------   -----                   ------   -----
NET INTEREST MARGIN                            $94.8    2.85%                   $79.4    2.67%
                                              ======   =====                   ======   =====

TABLE 2 (CONTINUED)
AVERAGE YIELDS EARNED AND RATES PAID

                                                   Six Months Ended June 30,
                                  ------------------------------------------------------------
                                             1996                             1995
                                  --------------------------      ----------------------------
                                   Average             Yield/       Average             Yield/
(In millions)                      Balance   Interest   Rate        Balance   Interest   Rate
                                  ------------------------------------------------------------
ASSETS:
  Real estate loans                $8,815.7   $327.8    7.44%       $8,153.9   $304.5    7.47%
  Consumer loans                      570.1     30.1   10.61           505.4     27.4   10.93
  Commercial loans                    144.7      6.3    8.81           122.0      5.8    9.60
                                  ---------   ------   -----       ---------   ------   -----
     Total loans                    9,530.5    364.2    7.65         8,781.3    337.7    7.70
  Mortgage-backed securities
   available for sale                 657.4     28.4    8.64              --       --      --
  Mortgage-backed securities        2,472.7     87.1    7.04         2,531.1     91.2    7.20
  Investment securities
   available for sale                   4.1      0.1    6.75              --       --      --
  Investment securities               414.7     12.0    5.79           427.6     14.2    6.64
                                  ---------   ------   -----       ---------   ------   -----
     Total earning assets         $13,079.4   $491.8    7.52%      $11,740.0   $443.1    7.55%
                                  =========   ======   =====       =========   ======   =====
  Other assets                        699.0                            678.8
                                  ---------                        ---------
      Total assets                $13,778.4                        $12,418.8
                                  =========                        =========

LIABILITIES AND STOCKHOLDERS'
 EQUITY:
  Deposits                         $9,600.7   $224.7    4.71%       $8,336.5   $194.9    4.71%
  FHLB advances and other
   long-term borrowings             1,918.8     57.5    6.02         1,999.6     62.4    6.21
  Federal funds purchased and
   reverse repurchase
    agreements                        817.5     26.7    6.58           824.1     27.6    6.72
                                  ---------   ------   -----       ---------   ------   -----
     Total interest-bearing
       liabilities                $12,337.0   $308.9    5.03%      $11,160.2   $284.9    5.12%
                                  =========   ======   =====       =========   ======   =====
  Other liabilities                   504.2                            422.7
  Stockholders' equity                937.2                            835.9
                                  ---------                        ---------
      Total liabilities and
       stockholders' equity       $13,778.4                        $12,418.8
                                  =========                        =========
EXCESS OF AVERAGE EARNING ASSETS
  OVER AVERAGE INTEREST-BEARING
   LIABILITIES                       $742.4                           $579.8
                                  =========                        =========
INTEREST RATE SPREAD                                    2.49%                            2.43%
                                                       =====                            =====

INTEREST INCOME/EARNING ASSETS                $491.8    7.52%                  $443.1    7.55%
INTEREST EXPENSE/EARNING ASSETS                308.9    4.72                    284.9    4.83
                                              ------   -----                   ------   -----
NET INTEREST MARGIN                           $182.9    2.80%                  $158.2    2.72%
                                              ======   =====                   ======   =====

The following table presents the dollar amount of changes in interest income and interest expense for major components of earning assets and interest-bearing liabilities which are presented in Table 2 herein. The table distinguishes between the changes related to average outstanding balances (changes in volume while holding the initial rate constant) and the changes related to average interest rates (changes in average rates while holding the initial balance constant). Changes attributable to both volume and rates have been allocated proportionately.


TABLE 3
RATE/VOLUME ANALYSIS                Three Months Ended               Six Months Ended
                                         June 30,                         June 30,
                                     1996 Versus 1995                 1996 Versus 1995
                               ---------------------------      ---------------------------
                               Increase (Decrease) Due To:      Increase (Decrease) Due To:
                                Volume     Rate     Total        Volume     Rate     Total
                               ---------------------------      ---------------------------
(In millions)
EARNING ASSETS:
  Real estate loans             $14.7    ($1.9)    $12.8         $24.5    ($1.2)    $23.3
  Consumer loans                  1.5     (0.7)      0.8           3.5     (0.8)      2.7
  Commercial loans                0.8     (0.3)      0.5           1.0     (0.5)      0.5
                                -----    -----     -----         -----    -----     -----
    Total loans                  17.0     (2.9)     14.1          29.0     (2.5)     26.5
  Mortgage-backed securities      7.7      0.4       8.1          22.0      2.3      24.3
  Investment securities           0.3     (0.9)     (0.6)         (0.3)    (1.8)     (2.1)
                                -----    -----     -----         -----    -----     -----
      Total                     $25.0    ($3.4)    $21.6         $50.7    ($2.0)    $48.7
                                =====    =====     =====         =====    =====     =====


INTEREST-BEARING LIABILITIES:
  Deposits                      $15.0    ($4.9)    $10.1         $29.8       --     $29.8
  FHLB advances and other
    long-term borrowings         (2.2)    (0.8)     (3.0)         (2.8)    (2.1)     (4.9)
  Federal funds purchased and
    reverse repurchase
     agreements                    --     (0.9)     (0.9)         (0.2)    (0.7)     (0.9)
                                -----    -----     -----         -----    -----     -----
      Total                     $12.8    ($6.6)     $6.2         $26.8    ($2.8)    $24.0
                                =====    =====     =====         =====    =====     =====
NET INTEREST INCOME             $12.2     $3.2     $15.4         $23.9     $0.8     $24.7
                                =====    =====     =====         =====    =====     =====

The following tables sets forth the one-year and total repricing of the Company's earning assets and interest-bearing liabilities at June 30, 1996, based upon a flat interest rate scenario. The principal amounts of each asset and liability are shown in the period in which they are anticipated to mature or reprice. The rates indicated represent the effective yield or cost, on a bond equivalent basis, on the principal balances. Passbook savings, transaction accounts and money market deposit accounts have been included in the various date categories based on the Company's actual current withdrawal experience. The decay rates used were 14% for passbook accounts, 17% for transaction accounts and 31% for money market deposit accounts.


TABLE 4
ASSET/LIABILITY REPRICING SCHEDULE                  Maturing/Repricing In:

June 30, 1996                                      1-3        3-6        6-12      Total
(In millions)                         1 Month     Months     Months     Months     1 Year
                                      -------     ------     ------     ------     ------
EARNING ASSETS:
 Investment securities                   $219        $77         $4        $13       $313
 Mortgage-backed securities               297        122        180        352        951
 Loans Receivable
   Real Estate:
     Adjustable-rate                      342        685      1,027      2,055      4,109
     Fixed-rate                           533        291        176        335      1,335
 Commercial and Consumer                   50        478         48         20        596
                                       ------     ------     ------     ------     ------
     Total                             $1,441     $1,653     $1,435     $2,775     $7,304
                                       ======     ======     ======     ======     ======
INTEREST-BEARING LIABILITIES:
 Deposits:
  NOW, checking, money market
    checking, and passbook
     savings                              $26        $51        $77       $154       $308
  Money market deposits                    52        105        157        315        629
  Certificates:
    Under $100,000                        516        841        934      1,524      3,815
    Over $100,000                         804        541        167        192      1,704
                                       ------     ------     ------     ------     ------
     Subtotal                           1,398      1,538      1,335      2,185     $6,456
                                       ------     ------     ------     ------     ------
BORROWINGS:
 FHLB advances and other
  long-term borrowings                    147        197         17        201        562
 Federal funds purchased and
  reverse repurchase
   agreements                             305         --         --        175        480
                                       ------     ------     ------     ------     ------
     Subtotal                             452        197         17        376      1,042
                                       ------     ------     ------     ------     ------
 Impact of interest rate swaps             --         --         10         --         10
                                       ------     ------     ------     ------     ------
    Total                              $1,850     $1,735     $1,362     $2,561     $7,508
                                       ======     ======     ======     ======     ======
 Excess (Deficiency) of
   earning assets over (to)
    interest-bearing liabilities        ($409)      ($82)       $73       $214      ($204)
                                       ======     ======     ======     ======     ======


TABLE 4 (CONTINUED)
ASSET/LIABILITY REPRICING SCHEDULE                   Maturing/Repricing In:

June 30, 1996                                1-3      3-5      5-10
(In millions)                     1 Year    Years    Years    Years  Thereafter  Total   Rate
                                  ------    -----    -----    -----  ----------  -----  ------
EARNING ASSETS:
 Investment securities              $313      $84      $41      $85      $51      $574   6.84%
 Mortgage-backed securities          951      533      697      514      452     3,147   7.44
 Loans Receivable
   Real Estate:
     Adjustable-rate               4,109       --       --       --       --     4,109   7.35
     Fixed-rate                    1,335    1,120    1,366    1,135      884     5,840   7.59
 Commercial and Consumer             596       76       56       40        8       776  10.15
                                  ------   ------   ------   ------   ------   -------  -----
     Total                        $7,304   $1,813   $2,160   $1,774   $1,395   $14,446   7.58
                                  ======   ======   ======   ======   ======   =======  =====
INTEREST-BEARING LIABILITIES:
 Deposits:
  NOW, checking, money market
    checking, and passbook
     savings                        $308     $481     $343     $488     $387    $2,007   1.79%
  Money market deposits              629      735      350      269       50     2,033   4.14
  Certificates:
    Under $100,000                 3,815      886      188      244       --     5,133   5.65
    Over $100,000                  1,704       40        4       11       --     1,759   5.48
                                  ------   ------   ------   ------   ------   -------  -----
     Subtotal                      6,456    2,142      885    1,012      437    10,932   4.46
                                  ------   ------   ------   ------   ------   -------  -----
BORROWINGS:
 FHLB advances and other
  long-term borrowings               562    1,288       28       13       --     1,891   5.93
 Federal funds purchased and
  reverse repurchase
   agreements                        480      464       --       --       --       944   6.31
                                  ------   ------   ------   ------   ------   -------  -----
     Subtotal                      1,042    1,752       28       13       --     2,835   6.00
                                  ------   ------   ------   ------   ------   -------  -----
 Impact of interest rate swaps        10      (10)      --       --       --        --   4.19
                                  ------   ------   ------   ------   ------   -------  -----
    Total                         $7,508   $3,884     $913   $1,025     $437   $13,767   4.93%
                                  ======   ======   ======   ======   ======   =======  =====
 Interest rate spread                                                                    2.65%
                                                                                        =====
 Excess (Deficiency) of
   earning assets over (to)
    interest-bearing liabilities   ($204) ($2,071)  $1,247     $749     $958      $679 (1)
                                  ======  =======   ======   ======   ======   =======

(1) The excess of $679 million noted above has the effect of increasing the indicated spread by 0.21%.

NONPERFORMING ASSETS - PROVISION FOR LOSSES

A very high percentage of the Company's assets are secured by first mortgages on single-family homes which have historically resulted in low exposure to loss for the Company. An important measure of asset quality in the financial services industry is the ratio of nonperforming assets to total assets. At both June 30, 1996, and December 31, 1995, the Company's nonperforming asset ratios were significantly below the industry average. The Company's management believes that the allowance for losses is adequate to cover currently estimated losses in the various portfolios.

The Company's nonperforming assets are summarized in Table 5 below:


TABLE 5
NONPERFORMING ASSETS
                                                    June 30, 1996      December 31, 1995
                                                  -----------------    -----------------
                                                               (In thousands)
Nonaccrual loans                                        $32,327              $13,643
Past due loans                                           33,280               24,242
Renegotiated loans                                        8,989                9,236
                                                        -------              -------
  Total nonperforming loans                              74,596               47,121
Real estate and other repossessed assets ("REO")          8,045                5,006
                                                        -------              -------
  Total nonperforming assets                             82,641               52,127
Less allowance for losses                               (48,600)             (35,400)
                                                        -------              -------
  Total nonperforming assets (net of allowances)        $34,041              $16,727
                                                        =======              =======
Ratio of nonperforming assets to total assets              0.54%                0.39%
                                                        =======              =======
Ratio of nonperforming assets to total loans and REO       0.77%                0.56%
                                                        =======              =======
Allowance coverage of nonperforming loans                 65.15%               75.13%
                                                        =======              =======
Ratio of allowances to total loans                         0.45%                0.38%
                                                        =======              =======
Ratio of allowances to total loans and REO                 0.45%                0.39%
                                                        =======              =======

The activity in the allowance for losses on the Company's loan portfolios is summarized in Table 6 below:


TABLE 6
ALLOWANCE FOR LOSSES
                                       Three Months Ended          Six Months Ended
                                            June 30,                  June 30,
                                      --------------------       --------------------
                                        1996        1995           1996        1995
                                      --------    --------       --------    --------
                                                      (In thousands)
Beginning balance                      $36,400     $34,450        $35,400     $35,000
Provision for (Recovery of) losses         537         680          1,142        (345)
Allowances of acquired institutions     12,000          --         12,764          --
Recoveries                                 520         279            886       2,296
Realized losses                           (857)       (759)        (1,592)     (2,301)
                                       -------     -------        -------     -------
Ending balance                         $48,600     $34,650        $48,600     $34,650
                                       =======     =======        =======     =======
Ratio of net charge-offs to average
  loans                                  0.01%       0.02%          0.01%         --%
                                       =======     =======        =======     =======

During the first six months of 1996, the Company's provision for losses totalled $1.1 million. During this same time period, the Company's population of nonperforming assets increased by $30.5 million, or 59%, while its allowances for loan losses increased by 37%. This increase in both nonperforming assets and allowance for losses is primarily attributable to the Company's recent acquisition of Bell Bancorp, Inc. The Company's nonperforming assets remain well below industry averages.

NON-INTEREST INCOME

During the three and six months ended June 30, 1996, the Company earned $7.5 million and $13.9 million in deposit-related fees and charges, respectively, compared to the $7.0 million and $12.8 million earned during the comparable periods in 1995. The increases of 8% and 9% resulted from the Company's expanding retail customer deposit base and certain fee increases implemented in early 1996.

Approximately $4.4 billion of the Company's recently acquired, single-family loans were sold during the first six months of 1996. Such sales occurred in the normal course of business, and resulted in gains totaling approximately $11.5 million, compared to $0.3 million in gains recorded on sales of $1.1 billion of single-family loans and certain mortgage loan servicing rights during the same period in the prior year. The amount and timing of such gains are subject to fluctuations based upon loan volume, the general levels of interest rates and other factors.

The Company recorded net loan servicing fee income of $3.4 million and $6.4 million for the three and six months ended June 30, 1996, respectively, compared to income of $3.9 million and $7.7 million recorded during the comparable periods in 1995. At June 30, 1996, loans serviced for the benefit of others totaled $9.6 billion, compared to $8.5 billion at December 31, 1995, and $6.3 billion at June 30, 1995. The comparatively lower level of loan servicing income recorded during the three and six months ended June 30, 1996, was due to the higher amounts of MSR amortization in the current year's comparatively lower interest rate environment, which has produced higher levels of loan prepayments. Recent increases in the general levels of market interest rates have caused loan prepayment rates to decrease, which may lessen the rate of MSR amortization in the near-term.

OTHER EXPENSES

Table 7 below presents information concerning the Company's operating and administrative expenses.

TABLE 7
OPERATING AND ADMINISTRATIVE EXPENSES
                                                    Change from                         Change from
                               Three Months Ended   Prior Year:     Six Months Ended    Prior Year:
                                    June 30,         Increase           June 30,         Increase
                                 1996      1995     (Decrease)       1996      1995     (Decrease)
                               --------  --------  ------------    --------  --------  ------------
                                                           (In thousands)
Compensation and benefits       $35,126   $26,970     $8,156        $68,336   $53,125     $15,211
Occupancy and equipment          14,196    11,473      2,723         26,386    23,150       3,236
Federal insurance premium         5,623     4,700        923         11,230     9,405       1,825
General and administrative        7,621     5,297      2,324         14,969    10,368       4,601
Amortization of cost in
 excess of fair value of
  net assets acquired             4,482     3,915        567          8,564     7,873         691
Advertising                       2,914     2,429        485          5,388     4,914         474
Other taxes                       2,339     1,269      1,070         4,610      2,511       2,099
Other                             1,648     1,308        340          3,462     2,354       1,108
                                -------   -------    -------       --------   --------    -------
 Gross operating and
   administrative expenses       73,949    57,361     16,588        142,945   113,700      29,245
Less: Capitalized direct
  costs of loan originations    (13,049)  (11,013)    (2,036)       (27,880)  (17,027)    (10,853)
                                -------   -------    -------       --------   -------     -------
    Total, net                  $60,900   $46,348    $14,552       $115,065   $96,673     $18,392
                                =======   =======    =======       ========   =======     =======
Gross operating expense ratio     63.93%    57.06%                    64.16%    56.83%
                                =======   =======                  ========   =======
Net operating expense ratio (1)   51.92%    45.03%                    50.84%    47.69%
                                =======   =======                  ========   =======

(1) Total net operating and administrative expenses (excluding amortization of cost in excess of fair value of net assets acquired) divided by the sum of net interest income and other recurring income (primarily fees and charges). This ratio is often referred to as an efficiency ratio.

The operating and administrative expenses of the Company totaled $60.9 million and $115.1 million for the three and six months ended June 30, 1996, respectively, increases of 31% and 19% over the $46.3 million and $96.7 incurred during the same periods in 1995. The sources of these increases are discussed in the following paragraphs.

The Company's gross compensation and benefits expense, before the capitalization of direct costs of loan originations, during the three and six months ended June 30, 1996, totaled $35.1 million and $68.3 million, respectively, representing increases of 30% and 29% over the $27.0 million and $53.1 recorded during the same periods in 1995. These increases are attributable to greater staffing levels in the Company's wholesale lending division, its new mutual fund and annuities sales program and its commercial business lending function, as well as normal salary increases for the Bank's workforce, greater use of temporary employment services and increased overtime and commission expenses related to the record loan production during these periods. The acquisition of Bell Bancorp, Inc. on June 7, 1996, and its retained workforce also increased the Company's compensation expense during the month ended June 30, 1996.

The Company's occupancy and equipment expenses during the three and six months ended June 30, 1996, totaled $14.2 million and $26.4 million, representing increases of 24% and 14% over the $11.5 million and $23.2 million recorded during the same periods in 1995. These increases are due partially to the comparatively higher lending and loan sale volumes during the second quarter and first half of 1996, which increased the Company's microfilming and imaging costs compared to prior periods. The recent acquisition of Bell Bancorp, Inc., and its fourteen branch offices also increased occupancy and equipment expenses in the month of June 1996.

The Company paid Federal Deposit Insurance Corporation ("FDIC") premiums totaling $5.6 million and $11.2 million for the three and six months ended June 30, 1996, compared to $4.7 million and $9.4 million during the same periods in 1995. The higher levels of expense recorded during 1996 are primarily attributable to a $1.3 billion, or 15% increase in the average balance of deposits outstanding during both the three- and six-month periods ended June 30, 1996, compared to the respective year-earlier periods.

The Company's general and administrative expenses, before the capitalization of direct costs of loan originations, during the three and six months ended June 30, 1996, totaled $7.6 million and $15.0 million, representing increases of 44% over both the $5.3 million and $10.4 million recorded during the same periods in 1995. These increases are due to the comparatively higher lending volumes during the first half of 1996. Certain volume-related costs such as contract underwriting, fee appraisals and credit reports are recorded in this expense category.

During the second quarter and first half of 1996, the Company's other tax expense totaled $2.3 million and $4.6 million, respectively, increases of 84% when compared to the other tax expense incurred in the year-earlier periods. These increases are primarily attributable to the Company's recognition of a one-time benefit during the first half of 1995, which was the result of favorable Michigan state tax legislation that had been enacted.

Certain direct costs of originating loans are capitalized and amortized over the lives of the related loans. Various expense categories are reduced as these costs are capitalized. Consequently, the level of loan originations during a period impacts the nominal amount of expenses reported in the Company's Consolidated Statements of Income. Expenses totaling $13.0 million and $27.9 million were capitalized during the three and six months ended June 30, 1996, compared to $11.0 million and $17.0 million recorded during the comparable periods in 1995. These increases of 18% and 64% are due to the dramatically higher lending volumes during both the second quarter and first half of 1996.

FEDERAL INCOME TAXES

The Company's statutory tax rate was 35% for both periods presented. The Company's effective tax rate for each of the periods presented differs from each period's statutory rate due primarily to the nondeductibility of goodwill amortization.

The Company and its consolidated subsidiaries are currently undergoing IRS examinations of the consolidated federal income tax returns for the years ended December 31, 1990 through 1992. The final determination of tax liability for these taxable years has not been completed. In the opinion of the Company's management, any such final determination or examination of still open returns, including returns of subsidiaries and predecessors of or entities merged into the Company, would not result in a deficiency which would have a material adverse effect on the financial condition or results of operations of the Company and its consolidated subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Federal regulations currently require that savings institutions maintain an average daily balance, for each calendar month, of cash, cash equivalents and certain marketable securities which are not committed as collateral under secured borrowing arrangements equal to 5.0% of net withdrawable accounts and borrowings payable in one year or less ("liquidity ratio"). At June 30, 1996, the Bank's liquidity ratio was 7.12%. Liquidity levels will vary depending upon savings flows, future loan fundings and sales and operating needs. The Bank does not foresee any difficulty in meeting its liquidity requirements.

The Company's primary sources of funds are customer deposits, loan principal repayments, sales of loans, repayments of mortgage-backed and investment securities, advances from the Federal Home Loan Bank of Indianapolis ("FHLB"), securities sold under agreements to repurchase with primary dealers and cash generated from operations.

Under Federal Reserve Board regulations, the Bank is required to maintain specified levels of reserve balances with the Federal Reserve Bank. Such balances are based upon the composition of the Bank's deposit base and other specified liabilities. At June 30, 1996, the Bank was required to maintain net reserve balances of $25.2 million. The Bank is in compliance with such regulations.

                                       PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

On July 25, 1995, the Company filed a claim in the United States Court of Claims to recover damages as a result of the enactment of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA").
Under FIRREA, the Company was forced to accelerate the rate of exclusion from qualifying regulatory capital of approximately $120.5 million of supervisory goodwill arising out of the acquisition of seven troubled savings and loan associations from 1980 through 1983. During July 1996, the Supreme Court of the United States ruled in favor of a California thrift in its claim to recover funds lost as a result of FIRREA. The Supreme Court held that FIRREA nullified contracts with the thrift by changing accounting rules and that this legislation, therefore, violated the U.S. Constitution. At this time the Company is unable to predict the likelihood of ultimate success in its claim, nor can it estimate the range of potential recovery.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on April 23, 1996. The stockholders were asked to elect three directors to hold office for a term of three years and until their successors are elected and qualified, and to ratify the appointment of Deloitte & Touche LLP to audit the books and accounts of the Company for the fiscal year ending December 31, 1996. Proxies for the Company's Annual Meeting were solicited by the Board of Directors of the Company. There was no solicitation in opposition to management's nominees listed in the proxy statement.

The following directors were elected by the Company's stockholders:

  Name of Director              Votes For            Votes Withheld
- --------------------           -----------           --------------
Beverly Beltaire               27,322,455               104,784
Garry G. Carley                27,314,540               112,699
David P. Williams              27,326,951               100,288

The following directors' current terms of office continue:

             Name of Director
- ------------------------------------------
Ernest L. Grove, Jr.    Jack Otto
Norman P. Hahn          Thomas R. Ricketts
William E. Hoglund      E.G. Wilkinson
John M. O'Hara

The stockholders ratified the appointment of Deloitte & Touche LLP to audit the books and accounts of the Company for the fiscal year ending December 31, 1996 with 27,338,585 votes for, 49,453 votes against and 39,201 abstentions.

ITEM 5.  OTHER INFORMATION - DIVIDEND DECLARATION AND PAYMENT ON COMMON
         STOCK

On May 31, 1996, the Company paid a cash dividend of $0.19 per share to stockholders of record on May 17, 1996. The declaration of the dividend reduced retained earnings/stockholders' equity by approximately $5.9 million during April 1996.

On July 18, 1996, the Company's Board of Directors declared a regular quarterly dividend of $0.20 per share, payable on August 30, 1996, to stockholders of record on August 16, 1996. This cash dividend, which is the tenth consecutive semi-annual increased dividend, represents an increase of 5% compared to the Company's $0.19 per share divided paid during each of the previous two quarters.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


EXHIBIT 11.  EARNINGS PER SHARE

Earnings per share computations are based on the weighted average number of common shares outstanding during each period, including common stock equivalents. Earnings per share were not materially diluted by outstanding stock options during any of the periods. Exhibit 11., attached, presents information necessary for the computation of earnings per share, on both primary and fully diluted bases, for the three and six months ended June 30, 1996 and 1995.


EXHIBIT 15.  INDEPENDENT ACCOUNTANTS' REPORT

Such report is incorporated herein by reference to Part I, page 12 of this Form 10-Q.

EXHIBIT 27.  FINANCIAL DATA SCHEDULE (EDGAR FILING ONLY)

(b) Reports on Form 8-K.

There were two reports on Form 8-K filed during the three months ended June 30, 1996. The first report, filed with the Securities and Exchange Commission ("SEC") on May 15, 1996, discussed the receipt of the Office of Thrift Supervision's ("OTS") approval to complete the Company's pending acquisition of Bell Bancorp, Inc. ("Bell"). The second report, filed with the SEC on June 14, 1996, announced the Company's completion of the acquisition of Bell.

                            SIGNATURES




Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      STANDARD FEDERAL BANCORPORATION, INC.
                                                  (REGISTRANT)







Date         August 14, 1996                /s/ Thomas R. Ricketts
      ----------------------------          --------------------------------
                                            Thomas R. Ricketts
                                            Chairman of the Board and
                                            President
                                            (Principal Executive Officer)




Date         August 14, 1996                /s/ Joseph Krul
      ----------------------------          --------------------------------
                                            Joseph Krul
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

                      EXHIBIT INDEX



                     Exhibit No.                                      Page
- ------------------------------------------------------                ----

Exhibit 11.  Earnings Per Share                                       E-1

Exhibit 27.  Financial Data Schedule (Edgar filing only)              E-2

