Form 10-Q
period 1996-09-30
STANDARD FEDERAL BANCORPORATION INC
filed 1996-11-06
CIK 944399

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTER ENDED SEPTEMBER 30, 1996

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

                            Yes   X         No
                                ------         ------

      The number of shares outstanding of the registrant's no par value common stock as of November 4, 1996, was 31,206,798.

                     STANDARD FEDERAL BANCORPORATION, INC.

                                     INDEX





                                                                            PAGE
--------------------------------------------------------------------------------
PART I.     FINANCIAL INFORMATION


   Item 1.  Financial Statements

            Consolidated Statements of Financial Condition -
            September 30, 1996, December 31, 1995, and September 30, 1995   1

            Consolidated Statements of Income - Three and Nine Months
            Ended September 30, 1996 and 1995                               2

            Consolidated Statements of Cash Flows - Nine Months Ended
            September 30, 1996 and 1995                                    3-5

            Notes to Consolidated Financial Statements                    6-12

            Independent Accountants' Report                                 13


   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations for the Three and Nine Months
            Ended September 30, 1996 and 1995                            14-30


PART II.    OTHER INFORMATION


   Item 1.  Legal Proceedings                                               31

   Item 5.  Other Information - Dividend Declaration and Payment
            on Common Stock                                                 31

   Item 6.  Exhibits and Reports on Form 8-K                             31-32

   Signatures                                                               33

   Exhibit Index                                                            34


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STANDARD FEDERAL BANCORPORATION, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

                                                September 30,  December 31,  September 30,
                                                    1996           1995          1995
                                                ------------   -----------   ------------
ASSETS
  Cash                                           $   115,506   $    90,789   $     74,613
                                                 -----------   -----------   ------------
  Cash equivalents                                    48,411        16,029         40,640
  Term federal funds sold and securities
   purchased under resale agreements                   1,200            --         15,400
  Investment securities held to maturity (fair
   values of $481,451, $210,935 and $209,978,
    respectively)                                    484,659       211,745        211,801
  Mortgage-backed securities held for trading
   at fair value                                          --       224,843         69,088
  Mortgage-backed securities available for sale
   at fair value                                     622,004       689,432             --
  Mortgage-backed securities held to maturity
   (fair values of $2,359,316, $2,329,546 and
     $2,542,726, respectively)                     2,379,633     2,275,158      2,522,662
  Loans receivable available for sale                843,866       902,816        667,238
  Loans receivable                                10,185,529     8,294,909      9,109,708
                                                 -----------   -----------   ------------
     Total earning assets                         14,565,302    12,614,932     12,636,537
  Accrued interest receivable                         84,704        69,147         71,328
  Real estate and other repossessed assets            12,675         5,764          4,739
  Premises and equipment                             212,972       191,988        189,255
  Cost in excess of fair value of net assets
   acquired                                          166,739       135,874        139,827
  Other assets                                       195,784       167,114        155,695
                                                 -----------   -----------   ------------
        Total assets                             $15,353,682   $13,275,608   $ 13,271,994
                                                 ===========   ===========   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Deposits                                       $10,786,092   $ 9,151,929     $9,137,305
  FHLB advances and other long-term borrowings     1,771,611     1,973,797      1,862,096
  Federal funds purchased and reverse repurchase
   agreements                                      1,245,797       844,420        978,388
  Medium-term subordinated notes                      98,621            --             --
                                                 -----------   -----------   ------------
    Total interest-bearing liabilities            13,902,121    11,970,146     11,977,789
  Accrued interest payable                            37,916        58,430         59,338
  Undisbursed payments on participations sold         60,751        98,798         67,521
  Advance payments by borrowers for taxes and
   insurance                                         154,894        75,767        137,827
  Federal income taxes payable                        27,969        66,245         45,993
  Liability for checks and money orders issued       146,913        50,785         65,188
  Other liabilities                                  127,415        39,174         39,870
                                                ------------   -----------   ------------
      Total liabilities                           14,457,979    12,359,345     12,393,526
                                                ------------   -----------   ------------

STANDARD FEDERAL BANCORPORATION, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE DATA)

STOCKHOLDERS' EQUITY:

  Serial preferred stock, no par value per share;
   50,000,000 shares authorized; none issued                 --            --            --
  Common stock, no par value per share: 150,000,000
   shares authorized; shares issued and outstanding
    at:
     September 30, 1996 - 31,192,373
     December 31, 1995 - 31,185,175
     September 30, 1995 - 31,403,025                    223,356       231,884       240,395
  Restricted stock grant, net                               (99)           --            --
  Retained earnings, partially restricted               662,354       663,655       638,073
  Unrealized gain on mortgage-backed securities
   available for sale                                    10,092        20,724            --
                                                    -----------   -----------   -----------
      Total stockholders' equity                        895,703       916,263       878,468
                                                    -----------   -----------   -----------
        Total liabilities and stockholders' equity  $15,353,682   $13,275,608   $13,271,994
                                                    ===========   ===========   ===========


See accompanying Notes to Consolidated Financial Statements.

STANDARD FEDERAL BANCORPORATION, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

                                          Three Months Ended         Nine Months Ended
                                             September 30,             September 30,
                                       -----------------------    -----------------------
                                          1996         1995          1996         1995
                                       ----------   ----------    ----------   ----------
INTEREST INCOME:
 Loans receivable                       $ 208,603    $ 182,266     $ 572,799    $ 519,986
 Mortgage-backed securities                55,834       51,756       171,371      142,925
 Investment securities                      9,291        5,317        21,314       19,547
                                        ---------    ---------     ---------    ---------
   Total                                  273,728      239,339       765,484      682,458
                                        ---------    ---------     ---------    ---------

INTEREST EXPENSE:
 Deposits                                 125,384      110,827       350,077      305,693
 FHLB advances and other long-term
  borrowings                               27,392       31,109        84,836       93,520
 Federal funds purchased and reverse
  repurchase agreements                    17,390       16,674        44,129       44,347
 Medium-term subordinated notes             1,634           --         1,634           --
                                        ---------    ---------     ---------    ---------
   Total                                  171,800      158,610       480,676      443,560
                                        ---------    ---------     ---------    ---------
 Net interest income                      101,928       80,729       284,808      238,898
 Provision for losses                       1,042          909         2,184          564
                                        ---------    ---------     ---------    ---------
 Net interest income after provision
  for losses                              100,886       79,820       282,624      238,334
                                        ---------    ---------     ---------    ---------

NON-INTEREST INCOME:
 Loan fees and charges                      2,468        1,708         6,825        5,025
 Deposit-related fees and charges           7,715        6,521        21,628       19,291
 Loan servicing fee income, net             4,359        2,876        10,712       10,555
 Gain on the sale of earning
  assets                                    2,762        7,611        14,296        7,902
 Loss on the sale of real estate owned       (453)        (967)         (625)      (1,053)
 Other                                      3,776          776         5,735        5,058
                                        ---------    ---------     ---------    ---------
   Total                                   20,627       18,525        58,571       46,778
                                        ---------    ---------     ---------    ---------

OTHER EXPENSES:
 Compensation and benefits                 28,023       18,667        74,055       58,171
 Occupancy and equipment                   14,020       11,894        40,406       35,044
 Federal insurance premium                  6,690        4,928        17,920       14,333
 General and administrative                 6,707        3,774        16,100       10,736
 Amortization of cost in excess of
  fair value of net assets acquired         4,681        3,954        11,267       11,827
 Advertising                                3,784        2,753         9,172        7,667
 Other taxes                                2,294        1,636         6,904        4,147
 Other                                        439        2,177         3,901        4,531
                                        ---------    ---------     ---------    ---------
  Other expenses before FDIC special
   assessment                              66,638       49,783       179,725      146,456
 FDIC special assessment                   67,311           --        67,311           --
                                        ---------    ---------     ---------    ---------
   Total                                  133,949       49,783       247,036      146,456
                                        ---------    ---------     ---------    ---------

STANDARD FEDERAL BANCORPORATION, INC.
CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
(In thousands, except share data)

Income (Loss) before provision for
 federal income taxes and the
 cumulative effect of a change in
 accounting for goodwill                  (12,436)      48,562        94,159      138,656
Provision (Benefit) for federal income
 taxes                                     (4,100)      17,950        34,300       50,350
                                       ----------   ----------    ----------   ----------
Income (Loss) before the cumulative
 effect of a change in accounting for
 goodwill                                  (8,336)      30,612        59,859       88,306


Cumulative effect of a change in
 accounting for goodwill                       --           --       (43,032)          --
                                       ----------   ----------    ----------   ----------
NET INCOME (LOSS)                         ($8,336)     $30,612       $59,859      $88,306
                                       ==========   ==========    ==========   ==========

EARNINGS PER SHARE:
Income (Loss) before the cumulative
 effect of a change in accounting
 for goodwill                              ($0.26)       $0.94         $1.86        $2.73
Cumulative effect of a change in
 accounting for goodwill                       --           --         (1.34)          --
                                       ----------   ----------    ----------   ----------
NET INCOME (LOSS)                          ($0.26)       $0.94         $0.52        $2.73
                                       ==========   ==========    ==========   ==========
DIVIDENDS PER COMMON SHARE                  $0.20        $0.18         $0.58        $0.52
                                       ==========   ==========    ==========   ==========

See accompanying Notes to Consolidated Financial Statements.

STANDARD FEDERAL BANCORPORATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                                   Nine Months Ended
                                                                     September 30,
                                                                 1996            1995
                                                             ------------    ------------
OPERATING ACTIVITIES:
Interest received on earning assets                          $    759,934     $   668,753
Loan and other fees received                                       81,145          56,403
Proceeds from the sale of mortgage-backed securities
 held for trading                                                 635,048              --
Cash disbursed for real estate loans available for sale        (5,544,101)     (2,951,988)
Proceeds from the sale of real estate loans available
 for sale                                                       4,902,538       2,426,939
Other operating income, net                                         5,089           2,570
Interest paid on interest-bearing liabilities                    (512,879)       (427,195)
Operating and administrative expenses                            (220,318)       (195,154)
Federal income taxes paid                                         (50,500)        (32,100)
                                                             ------------     -----------
  Net cash provided by (used in) operating activities              55,956        (451,772)
                                                             ------------     -----------

INVESTING ACTIVITIES:
Net increase in term federal funds sold and securities
 purchased under resale agreements                                 (1,200)        (15,400)
Proceeds from the sale of investment and mortgage-backed
 securities available for sale                                    148,782              --
Maturities of interest-earning deposits                               831              --
Purchases of investment securities held to maturity                (6,641)       (166,737)
Maturities and partial repayments of investment securities
 held to maturity                                                  49,363         227,318
Purchases of FHLB stock                                            (7,909)             --
Disbursements of real estate loans                             (2,002,041)     (2,074,875)
Principal repayments of real estate loans, net                  1,442,491       1,065,613
Principal repayments of mortgage-backed securities held to
 maturity                                                         579,067         235,110
Net increase in consumer and commercial loans                     (96,506)        (39,005)
Proceeds from the disposition of real estate and other
 repossessed assets                                                10,285          13,372
Capital expenditures, net                                         (22,354)         (8,153)
Net cash used to acquire Bell Bancorp, Inc.                      (341,794)             --
Net cash used to acquire FSB Financial Corporation                (23,423)             --
                                                             ------------     -----------
  Net cash used in investing activities                          (271,049)       (762,757)
                                                             ------------     -----------

STANDARD FEDERAL BANCORPORATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)


                                                                   Nine Months Ended
                                                                     September 30,
                                                                 1996            1995
                                                             ------------    ------------
FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts, excluding
 sale of deposits                                                 (86,638)      1,018,526
Cash transferred to the acquiror of deposit liabilities                --         (30,235)
Net increase in federal funds purchased and reverse
 repurchase agreements                                            401,377         226,925
Proceeds from FHLB advances                                       725,000         140,000
Repayments of FHLB advances                                      (956,010)       (300,163)
Proceeds from other borrowings                                    100,000              --
Repayments of other borrowings                                     (1,379)             --
Net proceeds from the exercise of common stock options              6,634           3,661
Dividends paid to stockholders                                    (18,129)        (16,386)
Net change in retail transactions in process                       83,712         (57,754)
Cash repurchase of stock                                          (15,279)         (9,937)
Restricted stock grants                                                17              --
Net receipts of advance payments by borrowers for taxes
 and insurance                                                     72,401          59,742
Net receipts (disbursements) of payments due on
 participations sold                                              (39,514)         27,064
                                                             ------------    ------------
  Net cash provided by financing activities                       272,192       1,061,443
                                                             ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               57,099        (153,086)
BEGINNING CASH AND CASH EQUIVALENTS                               106,818         268,339
                                                             ------------    ------------
ENDING CASH AND CASH EQUIVALENTS                                 $163,917        $115,253
                                                             ============    ============


RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
 (USED IN) OPERATING ACTIVITIES:
 Net income                                                     $16,827         $88,306
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                  11,329          10,370
  Amortization of cost in excess of fair value of net
   assets acquired                                               11,267          11,827
  Cumulative effect of a change in accounting for goodwill       43,032              --
  Provision for losses                                            2,184             564
  Gain on the sale of branches                                       --          (1,444)
  Provision for deferred federal income taxes                     6,113           3,282
  Increase (Decrease) in federal income taxes payable, net      (44,388)         14,309
  Increase in investment and mortgage-backed securities
   available for sale                                           (94,682)             --
  (Increase) Decrease in loans receivable available for sale     58,950        (532,953)
  Increase in accrued interest receivable                        (3,267)        (10,805)
  Increase (Decrease) in accrued interest payable               (11,156)         16,539
  Accretion of loan fees and other discounts and premiums,
   net                                                           (5,267)         (1,234)
  Deferral of loan origination fees (costs), net                  3,915         (12,138)
  Net change in accrued and prepaid expenses                     61,099         (38,395)
                                                           ------------    ------------
   Net cash provided by (used in) operating activities          $55,956       ($451,772)
                                                           ============    ============

STANDARD FEDERAL BANCORPORATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                               1996            1995
                                                           ------------    ------------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Loans receivable transferred to real estate and other
 repossessed assets                                             $17,196          $7,051
Loans receivable exchanged for mortgage-backed securities    $5,819,895      $2,749,642


SUPPLEMENTAL SCHEDULE OF ACQUISITIONS:
The Company acquired Bell Bancorp, Inc., of Chicago, Illinois, on June 7, 1996 and FSB Financial Corporation of Kalamazoo, Michigan, on January 12, 1996.


                                                                      June 7, 1996
                                                              ----------------------------
BELL BANCORP, INC., ACQUISITION:
 Cash paid for common stock and stock options                                  $355,006
 Fair value of assets acquired                               $1,923,610
 Fair value of liabilities assumed                           (1,644,204)
                                                             ----------
 Fair value of net assets acquired                                              279,406
                                                                               --------
 Core deposit premium and cost in excess of fair value of
  net assets acquired                                                           $75,600
                                                                               ========


                                                                 January 12, 1996
                                                           ----------------------------
FSB FINANCIAL CORPORATION ACQUISITION:
 Cash paid for common stock and stock options                                   $24,726
 Fair value of assets acquired                                 $165,778
 Fair value of liabilities assumed                             (147,073)
                                                               --------
 Fair value of net assets acquired                                               18,705
                                                                                 ------
 Core deposit premium and cost in excess of fair value of
  net assets acquired                                                            $6,021
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


NOTE (2) - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. The results of operations for the three and nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the entire year. The interim financial information should be read in conjunction with the consolidated financial statements and notes included in Appendix A of the 1995 Notice of Annual Meeting and Proxy Statement of the Company. Certain reclassifications have been made in the 1995 Consolidated Financial Statements and accompanying Notes thereto, in order to conform with the 1996 presentation.


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

STANDARD FEDERAL BANCORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE (4) - INVESTMENTS AND MORTGAGE-BACKED SECURITIES (CONTINUED)

Investment securities held to maturity are summarized as follows:

                                              September 30, 1996       December 31, 1995
                                             --------------------    --------------------
                                              Carrying    Market      Carrying    Market
                                               Value      Value        Value      Value
                                             ---------  ---------    ---------  ---------
                                                            (In thousands)
Investment securities held to maturity:
 Collateralized mortgage obligations          $296,940   $295,630     $ 25,642   $ 25,837
 Investment-grade corporate debt securities         95         95          125        125
 FHLB stock - at cost                          112,058    112,058      102,427    102,427
 Certificates of deposit                            --         --          831        831
 U.S. government and agency obligations         74,179     72,510       81,082     80,346
 Other                                           1,387      1,158        1,638      1,369
                                              --------   --------     --------   --------
     Total                                    $484,659   $481,451     $211,745   $210,935
                                              ========   ========     ========   ========

The investment securities held to maturity portfolio reflects gross unrealized gains of $1.3 million and gross unrealized losses of $4.5 million at September 30, 1996. The MBS held to maturity portfolio reflects gross unrealized gains of $15.1 million and unrealized losses of $35.4 million at September 30, 1996.


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

As part of its management of assets and liabilities, the Company has sold retail single-family loans, primarily all of which had been classified as available for sale. In addition, through its wholesale mortgage banking division, the Company routinely sells loans primarily to the secondary market agencies. The Company has identified a population of loans as being available for sale at September 30, 1996. The Company intends to sell all of this portfolio, primarily during the fourth quarter of 1996. Gains or losses resulting from the sale of loans are based on the specific identification method and recorded on a settlement date basis, and reflect the extent that the sales proceeds exceed the Company's investment in the loans.

Loans receivable available for sale are summarized as follows:

                                       September 30, 1996          December 31, 1995
                                     ----------------------     ----------------------
                                      Carrying     Market         Carrying      Market
                                       Value        Value          Value        Value
                                     ---------    ---------      ---------    ---------
                                                        (In thousands)
Loans receivable available for sale  $843,866     $845,457       $902,816     $909,533
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


NOTE (8) - INTEREST RATE EXCHANGE AGREEMENTS

The Company utilizes interest rate exchange agreements ("swaps") to hedge interest rate risk. Under the contractual terms of the swap outstanding at September 30, 1996, the Company agreed to pay interest at a fixed rate of 12.81% on notional principal totaling $10.0 million, and to receive interest at a variable rate of 5.66% determined by independent indices at September 30, 1996. This swap matures during November 1997. The Company is exposed to credit loss in the unanticipated event of nonperformance by the counterparties to the swap, primarily if the Company is in a net accrued interest receivable position at the time of default by the counterparties. However, at September 30, 1996, the Company was in a net accrued interest payable position. Notional principal amounts often are used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller.


NOTE (9) - PLEDGED ASSETS

At September 30, 1996, real estate loans totaling $2.8 billion, certain MBS totaling $1.5 billion, investment securities totaling $4.3 million and the Company's FHLB stock totaling $112.1 million were pledged to secure FHLB advances, securities sold under agreements to repurchase, other long-term borrowings and interest rate exchange agreements.


NOTE (10) - COMMITMENTS

At September 30, 1996, the Company had commitments to fund approximately $1.2 billion of mortgage loans and $15.6 million of consumer loans. The vast majority of these commitments are expected to settle during the next four months. Additionally, at September 30, 1996, the Company had firm forward commitments to sell $1.0 billion of recently closed or committed single-family loans. These sales, which will primarily occur during the fourth quarter of 1996, are not expected to produce any material gain or loss to the Company. The Company's exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making these commitments as those involved in extending loans to customers.

STANDARD FEDERAL BANCORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE (10) - COMMITMENTS (CONTINUED)

At September 30, 1996, in addition to the firm forward commitments discussed in the preceding paragraph, the Bank also had options to sell $300.0 million of securitized, single-family loans. The cost of these options, which expire in the fourth quarter of 1996, was $401,000 and will become an adjustment to the basis of the loans sold if the options are exercised or will be expensed if unexercised.

Total commercial and other standby letters of credit amounting to $13.3 million were issued and outstanding at September 30, 1996. Unused lines of credit provided to consumers (generally, open-ended lines of credit which are funded on demand) totaled $870.0 million at September 30, 1996. Unused lines of credit provided to commercial customers (generally, open-ended lines of credit which are funded on demand) totaled $101.3 million at September 30, 1996.


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

The activity of capitalized MSR is summarized below:

                                                             Nine Months Ended
                                                               September 30,
                                                            1996           1995
                                                          --------       --------
                                                              (In thousands)
Beginning balance                                          $97,555        $59,134
Additions through wholesale mortgage banking operations     72,121         41,593
Additions through retail lending operations                 13,818          4,003
Value of MSR acquired through mergers                          432             --
Valuation allowance adjustment due to change in fair
 value of MSRs                                                 795             --
Sales of MSR (1)                                           (48,776)        (6,754)
Amortization                                               (14,392)        (5,462)
                                                          --------        -------
Ending balance                                            $121,553        $92,514
                                                          ========        =======

(1) The Company sold servicing rights relating to $3.6 billion and $467.4 million of loans serviced for the benefit of others during the first nine months of 1996 and 1995, respectively.

STANDARD FEDERAL BANCORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE (11) - MORTGAGE SERVICING RIGHTS (CONTINUED)

The fair value of capitalized MSR is calculated, on a disaggregated basis, by discounting estimated expected future cash flows using a discount rate commensurate with the risk involved. The aggregate fair value of the Company's MSR that is subject to the provisions of SFAS 122 totaled approximately $140.5 million at September 30, 1996. In applying this valuation method, the Company used assumptions that market participants would use in estimating future net servicing income which included estimates of the cost of servicing per loan, the discount rate, float value, inflation rate, ancillary income per loan, prepayment speeds and default rates. The Company conducts its periodic impairment analyses using a disaggregated method, based on the underlying loans' interest rates and loan types.

The activity in the impairment-based valuation allowance for capitalized MSR is summarized below:

                                                               Nine Months Ended
                           Description                         September 30, 1996
        --------------------------------------------------     ------------------
        Beginning balance                                            $6,600
        Decrease related to the sales of MSR                         (2,805)
        Decrease related to a change in fair value of MSR              (795)
                                                                     ------
        Ending balance                                               $3,000
                                                                     ======

The Company did not have an impairment-based valuation allowance during the nine months ended September 30, 1995.


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

During the third quarter of 1996, the Company adopted the FASB's Statement of Financial Accounting Standards No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" ("SFAS 72"), retroactive to January 1, 1996, for three regulatory-assisted acquisitions completed by the Bank during the period 1980-1982, prior to the FASB's issuance of SFAS 72. In conjunction with this SFAS 72 adoption, the provisions of which prescribe an accelerated amortization method over shorter-time periods, the Company reduced the carrying value of its cost in excess of fair value of net assets acquired ("goodwill") by $43.0 million. The Consolidated Financial Statements presented in this Form 10-Q reflect the effects of the goodwill write-off and adjusted goodwill amortization, on its previously reported results of operations and financial condition for the first and second quarters of 1996.

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

During June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). This Statement, among other things, applies a "financial-components approach" that focuses on control, whereby an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Company plans to adopt SFAS 125 on January 1, 1997. Adoption of this Statement is not expected to have a material impact on the financial condition or results of operations of the Company.

STANDARD FEDERAL BANCORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE (15) - HOLDING COMPANY ONLY STATEMENT OF FINANCIAL CONDITION

The following is an unconsolidated Statement of Financial Condition for Standard Federal Bancorporation, Inc. as of September 30, 1996.

STATEMENT OF FINANCIAL CONDITION
(In thousands)

                                                                        September 30, 1996
                                                                        ------------------
ASSETS:
  Cash                                                                       $     79
  Investment securities                                                         1,200
  Loan receivable-subsidiary                                                   60,000
  Accrued interest receivable                                                     275
  Accounts receivable - subsidiary                                                661
  Investment in subsidiary                                                    934,626
  Federal income tax benefit                                                      921
                                                                           ----------
       Total assets                                                          $997,762
                                                                           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Liabilities:
    Medium-term subordinated notes                                           $ 98,621
    Accrued interest payable                                                    1,615
    Accounts payable - subsidiary                                                 340
    Other liabilities                                                           1,483
                                                                           ----------
       Total liabilities                                                     $102,059
                                                                           ==========
STOCKHOLDERS' EQUITY:
  Serial preferred stock, no par value per share, 50,000,000 shares
   authorized, none issued                                                   $     --
  Common stock, no par value per share; 150,000,000 shares
   authorized, 31,192,373 shares issued and outstanding at
    September 30, 1996                                                        223,356
  Restricted stock grant, net                                                     (99)
  Retained earnings, partially restricted                                     662,354
  Unrealized net income from subsidiary                                        10,092
                                                                           ----------
       Total stockholders' equity                                             895,703
                                                                           ----------
          Total liabilities and stockholders' equity                         $997,762
                                                                           ==========

Deloitte & Touche LLP Letterhead





INDEPENDENT ACCOUNTANTS' REPORT

Standard Federal Bancorporation, Inc.:

We have reviewed the accompanying consolidated statements of financial condition of Standard Federal Bancorporation, Inc. (the "Company") as of September 30, 1996 and 1995, the related consolidated statements of income for the three and nine months ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management.

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


/s/Deloitte & Touche LLP
October 17, 1996
Detroit, Michigan

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

As part of its strategy for the management of assets and liabilities, the Company has, from time to time, sold retail single-family loans, primarily all of which had been classified as available for sale. In addition, the Company's wholesale mortgage-banking division routinely sells wholesale loans primarily to the secondary market agencies. At September 30, 1996, the Company had identified $843.9 million of single-family loans as available for sale. These loans, the vast majority of which were acquired by the Company's wholesale mortgage-banking division, are recorded at the lower of cost or market. While the Company intends to sell all of this portfolio, the level of gains or losses, if any, to be recognized in subsequent periods is anticipated to be insignificant.

The Company's total mortgage-backed securities ("MBS") portfolio, including MBS held for trading and available for sale, decreased by $187.8 million during the first nine months of 1996, (net of $91.0 million of MBS the Company acquired from the Bell Bancorp, Inc. ("Bell") acquisition) due to principal repayments and sales of certain MBS which had been classified as either held for trading or available for sale as of December 31, 1995.

During the first nine months of 1996, loans receivable (including loans available for sale), net of sales and repayments, increased $1.8 billion, or 20%, due primarily to the $1.3 billion of loans added from the Bell acquisition. During the first nine months of 1996, the Company originated $7.9 billion of single-family home mortgage loans, compared to $5.1 billion during the same period last year. The Bank sold/securitized $6.1 billion of mortgage loans and received $1.5 billion in net mortgage loan repayments during the nine-month period ended September 30, 1996.

The Company's total investment securities portfolio increased by $306.5 million, net of repayments, during the first nine months of 1996. This increase due primarily to the Bell acquisition.

The Company's cost in excess of fair value of net assets acquired ("goodwill") decreased by $30.9 million for the nine months ended September 30, 1996. The Company implemented a change in accounting principles relating to goodwill arising from its regulatory-assisted acquisitions of three financial institutions in the early 1980s. Generally accepted accounting principles allow the Company to adopt Statement of Financial Accounting Standards No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" ("SFAS No. 72") as of January 1, 1996. Accordingly, the remaining goodwill associated with these acquisitions, which aggregated to $43.0 million as of January 1, 1996, was written- off as a non-cash charge to earnings. The Company also recorded $75.6 million of goodwill relating to its acquisition of Bell on June 7, 1996, and $6.0 million of goodwill relating to its acquisition of FSB Financial Corporation ("FSB") on January 12, 1996.

The Company's capitalized mortgage servicing rights ("MSR") increased by $24.0 million during the first nine months of 1996. This increase is primarily attributable to the recognition of MSR from the Company's on-going mortgage banking activities. As presented in Footnote (11) of the Notes to Consolidated Financial Statements, the Company capitalized $85.9 million of MSR during the nine months ended September 30, 1996, amortized $14.4 million of MSR and sold $3.6 billion of loans serviced for the benefit of others with $48.8 million of associated MSR.

During the first nine months of 1996, deposits increased $1.6 billion, or 18%. This increase in deposits is attributable to the $1.6 billion of deposits acquired in the merger with Bell Bancorp, Inc. on June 7, 1996.

From time to time, the Bank uses Federal Home Loan Bank ("FHLB") advances as a source of longer-term, fixed-rate funds for purposes of investing in loans and mortgage-backed securities. During the first nine months of 1996, the Bank decreased its level of FHLB advances by $202.2 million, net.

During the first nine months of 1996, securities sold under agreements to repurchase increased by $401.4 million. The Company uses either this funding source or FHLB advances depending on its overall asset/liability position and related interest rate risk management objectives. Recent borrowings under reverse repurchase agreements have included longer-term borrowings with maturities of up to three years.

The Company completed a $100.0 million medium-term, fixed-rate, subordinated note offering during July 1996. The Company used $30.0 million of these funds to repay a short-term demand note which was outstanding during June 1996. The Company also loaned $60.0 million of these funds to the Bank during July 1996. The remainder of the proceeds from the debt offering will be used for general corporate purposes, which may include continuation of the Company's previously announced share repurchase program. During 1995, the Company's Board of Directors approved the repurchase of up to 5% of the Company's outstanding common stock. Approximately 3% of the Company's common stock has been repurchased to date.

Advance payments by borrowers for taxes and insurance ("escrow") increased $79.1 million during the first nine months of 1996 due to the continued growth in the Company's loan portfolio. Additionally, escrow balances accumulate throughout each calendar year but decrease significantly, primarily in August and December, due to semiannual property tax payments.

The Company's other liabilities increased $88.2 million in the nine months ended September 30, 1996. This increase is primarily attributable to the accrual of the Company's portion of the industry-wide FDIC special assessment of $67.3 million, which will be remitted to the FDIC during the fourth quarter of 1996. Refer to the "Other Expenses" section of this Form 10-Q on page 28 for further discussion of this one-time assessment.

Table 1 below presents the Bank's position relative to the three current regulatory capital requirements. The Bank meets all of the capital requirements mandated by the Office of Thrift Supervision (the "OTS") at September 30, 1996.

TABLE 1
SUMMARY OF CAPITAL REQUIREMENTS - STANDARD FEDERAL BANK
SEPTEMBER 30, 1996
(In thousands)

                                                       Stated               Required
                                                       Capital              Capital              Excess
                                             Stated   As a % of  Required  As a % of  Excess    Capital
                                             Capital  Assets(1)  Capital   Assets(1)   Capital   Percentage
                                             -------  ---------  -------   ---------   -------   ----------
Total stockholders' equity                  $934,626    6.09%
Adjustments for tangible, core
 and total capital:
  Goodwill, net of deferred tax
   liability on core deposit
    premium                                 (140,901)
  Core deposit premium                       (16,377)
  Valuation adjustment for
   mortgage servicing rights                 (11,816)
  Unrealized net gain on mortgage-
   backed securities available for
    sale                                     (10,092)
  Investments in non-includable
   subsidiaries                               (4,922)
                                            --------
     Total tangible capital                  750,518    4.95%    $227,492    1.50%    $523,026    3.45%

  Qualifying core deposit premium             16,377
                                            --------
     Total core capital                      766,895    5.05%    $455,475    3.00%    $311,420    2.05%
          (Tier 1 capital)
  General allowance for loan
   losses                                     45,416
                                            --------
     Total capital (risk based)             $812,311   10.67%    $608,823    8.00%    $203,488    2.67%
                                            ========


1) The regulatory capital requirements are calculated as a percentage of adjusted assets, as defined by OTS regulation.

Pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, the OTS has prescribed three separate minimum capital-to-assets requirements which must be met by the Bank: (1) a risk-based capital requirement that "total capital" be at least equal to 8% of "risk-weighted assets"; (2) a tangible capital requirement that "tangible capital" be at least equal to 1.5% of "adjusted total assets"; and (3) a leverage ratio requirement that "core capital" be at least equal to 3.0% of "adjusted total assets." Capital standards for thrift institutions must be "no less stringent" than those applicable to national banks. The capital standards applicable to national banks require a leverage ratio equal to 4% of adjusted assets in order for an entity to be categorized as at least being adequately capitalized. As such, the OTS' general minimum requirement of core capital at least equal to 3% of adjusted total assets, as presented in Table 1 herein, may be applicable only to those institutions that received a composite rating of one, which is the highest rating under the "CAMEL" rating system for financial institutions, and those which are, in general, considered strong organizations having well-diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality and liquidity and well managed on- and off-balance sheet assets. All other thrift institutions must maintain core capital of 3% plus an additional 1% to 2%, as established by the OTS on a case-by-case basis. Therefore, Standard Federal Bank believes that it may be required to maintain core capital of at least 4% of adjusted total assets.

The various federal banking agencies have formally implemented the Prompt Corrective Action ("PCA") provisions contained in the Federal Deposit Insurance Corporation Improvement Act of 1991. The specified capital categories and management's calculations of the Bank's ratios at September 30, 1996, are summarized as follows:

                                        Tangible      Total        Tier 1         Tier 1
                                        Capital     Risk-based    Risk-based     Leverage
Capital Category                         Ratio        Ratio       Ratio (1)       Ratio
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
Undercapitalized                          N/A           <8%           <4%           <4%
Significantly undercapitalized            N/A           <6%           <3%           <3%
Critically undercapitalized               <2%           N/A           N/A           N/A
                                          -

Standard Federal Bank at
------------------------
  September 30, 1996:
  -------------------
  Stated capital (in thousands)       $750,518      $812,311      $766,895      $766,895
                                      ========      ========      ========      ========
  As a percentage of adjusted assets      4.95%        10.67%        10.14%         5.05%
                                      ========      ========      ========      ========

(1) The Tier 1 Risk-based ratio is defined as total core capital (Tier 1 capital) divided by risk-adjusted assets minus general allowances for losses.

N/A - Not Applicable


Notwithstanding the above ratios, the OTS may deem a financial institution to be classified one category lower than the above guidelines would otherwise indicate. The Bank was categorized for purposes of PCA as a well-capitalized institution by the OTS as of their completion of the Bank's 1995 Safety and Soundness Examination and the Company's management believes the Bank remains so categorized at September 30, 1996.

As a function of its regulatory oversight efforts, the OTS has also defined an interest rate risk ("IRR") component. Initially proposed as an additional component of risk-based capital requirements, it is now likely that the IRR component will be used by the OTS only as a supervisory tool. The results derived from the OTS' IRR model indicate that the Bank was exposed to IRR at a level higher than the regulatory benchmark. The Bank's September 30, 1996 IRR component was $73.6 million; such amount equaling the Bank's IRR component as of June 30, 1996, the most recent date for which data is available. Because the Bank had $203.5 million of excess risk-based capital as of September 30, 1996, this IRR component will neither affect the Bank's continued compliance with applicable regulatory capital requirements, nor will it likely result in any increased regulatory oversight.

RESULTS OF OPERATIONS

A one-time, industry wide assessment, mandated by federal law, the Bank's portion of which totaled $43.8 million after taxes, for the recapitalization of the Savings Association Insurance Fund (the "SAIF") of the Federal Deposit Insurance Corporation ("FDIC") directly contributed to the Company's third quarter 1996 reported loss of $8.3 million, or $0.26 per share. Excluding the one-time charge, the Company's net earnings would have totaled $35.4 million, or $1.11 per share, during the three months ended September 30, 1996, representing an adjusted annualized ROA of 0.92% and an adjusted annualized ROE of 14.61%. This adjusted earnings performance represents an increase of 16% when compared to the $30.6 million, or $0.94 per share, recorded during the same period in 1995 (ROA of 0.93% and ROE of 14.10%). The third quarter results brought earnings for the nine months ended September 30, 1996, to $16.8 million, or $0.52 per share. The nine-month net earnings for 1996 also reflect the effects of a change in accounting for goodwill previously discussed in this Form 10-Q, which resulted in a reduction of $43.0 million in unamortized goodwill, which was made retroactive to January 1, 1996. For the nine-month period, net operating earnings excluding the SAIF assessment and the goodwill write-off were $103.6 million, or $3.23 per share, a 17% increase over net income of $88.3 million, or $2.73 per share, reported for the first nine months of 1995.

NET INTEREST INCOME

Net interest income increased 26% and 19% during the third quarter and first nine months of 1996, totaling $101.9 million and $284.8 million, compared to $80.7 million and $238.9 million recorded in the same periods last year. The Company's net interest margin was 2.82% and 2.81% of average earning assets during the third quarter and first nine months of 1996, respectively, compared to 2.60% and 2.66% during the same periods in 1995.

The Company's gradually improving net interest margin and a 13% increase in total average earning assets ($13.5 billion during the nine months ended September 1996, versus $12.0 billion during the nine months ended September of
1995) produced the increased level of net interest income noted above.

Like most thrift institutions, the Company has generally recorded higher levels of net interest income during relatively low and falling interest rate environments and has generally experienced a declining net interest margin during periods of relatively high and/or rising interest rate environments. In order to moderate the impact of a rising interest rate environment on the Company's operations, the Company's earning assets and interest-bearing liabilities have been configured such that, at various time horizons, differences between the amounts of assets and liabilities that either reprice or mature are minimized to the extent possible. Any difference between the amount of assets and liabilities repricing within one year is referred to as the "one-year-repricing gap." At September 30, 1996, the Company had $76.5 million more in liabilities expected to mature or reprice within one year than assets. This $76.5 million "negative" repricing gap represented -0.50% of total assets at September 30, 1996, compared to a "positive" one-year repricing gap of $22.7 million, representing +0.17% of total assets at December 31, 1995.

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

TABLE 2
AVERAGE YIELDS EARNED AND RATES PAID

                                                Three Months Ended September 30,
                                  ------------------------------------------------------------
                                             1996                             1995
                                  --------------------------      ----------------------------
                                   Average             Yield/       Average             Yield/
(In millions)                      Balance   Interest   Rate        Balance   Interest   Rate
                                  ------------------------------------------------------------
ASSETS:
  Real estate loans               $10,029.1   $188.6    7.52%       $8,748.2   $164.5    7.52%
  Consumer loans                      629.6     16.3   10.29           539.0     14.8   10.93
  Commercial loans                    173.8      3.7    8.60           121.3      2.9    9.46
                                  ---------   ------   -----       ---------   ------   -----
     Total loans                   10,832.5    208.6    7.70         9,408.5    182.2    7.74
  Mortgage-backed securities
   available for sale                 651.0     13.7    8.61            18.8      0.4    7.63
  Mortgage-backed securities        2,400.7     42.1    7.01         2,841.4     51.4    7.24
  Investment securities
   available for sale                   3.7      0.1    6.75              --       --      --
  Investment securities               558.2      9.2    6.59           328.5      5.3    6.43
                                  ---------   ------   -----       ---------   ------   -----
     Total earning assets         $14,446.1   $273.7    7.57%      $12,597.2   $239.3    7.60%
                                  =========   ======   =====       =========   ======   =====
  Other assets                        857.4                            614.7
                                  ---------                        ---------
      Total assets                $15,303.5                        $13,211.9
                                  =========                        =========

LIABILITIES AND STOCKHOLDERS'
 EQUITY:
  Deposits                        $10,784.0   $125.4    4.63%       $8,902.2   $110.8    4.94%
  FHLB advances and other
   long-term borrowings             1,914.5     29.0    6.03         1,944.0     31.1    6.26
  Federal funds purchased and
   reverse repurchase
    agreements                      1,110.9     17.4    6.23           997.7     16.7    6.69
                                  ---------   ------   -----       ---------   ------   -----
     Total interest-bearing
       liabilities                $13,809.4   $171.8    4.94%      $11,843.9   $158.6    5.30%
                                  =========   ======   =====       =========   ======   =====
  Other liabilities                   578.1                            499.8
  Stockholders' equity                916.0                            868.2
                                  ---------                        ---------
      Total liabilities and
       stockholders' equity       $15,303.5                        $13,211.9
                                  =========                        =========
EXCESS OF AVERAGE EARNING ASSETS
  OVER AVERAGE INTEREST-BEARING
   LIABILITIES                       $636.7                           $753.3
                                  =========                        =========
INTEREST RATE SPREAD                                    2.63%                            2.30%
                                                       =====                            =====

INTEREST INCOME/EARNING ASSETS                $273.7    7.76%                  $239.3    7.60%
INTEREST EXPENSE/EARNING ASSETS                171.8    4.94                    158.6    5.00
                                              ------   -----                   ------   -----
NET INTEREST MARGIN                           $101.9    2.82%                   $80.7    2.60%
                                              ======   =====                   ======   =====

TABLE 2 (CONTINUED)
AVERAGE YIELDS EARNED AND RATES PAID

                                             Nine Months Ended September 30, 1996
                                  ------------------------------------------------------------
                                             1996                             1995
                                  --------------------------      ----------------------------
                                   Average             Yield/       Average             Yield/
(In millions)                      Balance   Interest   Rate        Balance   Interest   Rate
                                  ------------------------------------------------------------
ASSETS:
  Real estate loans                $9,220.1   $516.4    7.47%       $8,352.0   $469.1    7.49%
  Consumer loans                      590.0     46.3   10.49           516.6     42.2   10.93
  Commercial loans                    154.4     10.1    8.73           121.7      8.7    9.55
                                  ---------   ------   -----       ---------   ------   -----
     Total loans                    9,964.5    572.8    7.67         8,990.3    520.0    7.71
  Mortgage-backed securities
   available for sale                 655.3     42.4    8.63             7.5      0.4    7.63
  Mortgage-backed securities        2,448.6    129.0    7.02         2,633.3    142.5    7.22
  Investment securities
   available for sale                   4.0      0.2    6.75              --       --      --
  Investment securities               462.5     21.1    6.08%          394.6     19.6    6.58
                                  ---------   ------   -----       ---------   ------   -----
     Total earning assets         $13,534.9   $765.5    7.54%      $12,025.7   $682.5    7.57%
                                  =========   ======   =====       =========   ======   =====
  Other assets                        682.0                            655.1
                                  ---------                        ---------
      Total assets                $14,216.9                        $12,680.8
                                  =========                        =========

LIABILITIES AND STOCKHOLDERS'
 EQUITY:
  Deposits                         $9,995.1   $350.1    4.68%       $8,525.0   $305.7    4.79%
  FHLB advances and other
   long-term borrowings             1,917.4     86.5    6.02         1,981.1     93.5    6.23
  Federal funds purchased and
   reverse repurchase
    agreements                        915.3     44.1    6.44           882.0     44.4    6.70
                                  ---------   ------   -----       ---------   ------   -----
     Total interest-bearing
       liabilities                $12,827.8   $480.7    5.00%      $11,388.1   $443.6    5.19%
                                  =========   ======   =====       =========   ======   =====
  Other liabilities                   488.3                            446.5
  Stockholders' equity                900.8                            846.2
                                  ---------                        ---------
      Total liabilities and
       stockholders' equity       $14,216.9                        $12,680.8
                                  =========                        =========
EXCESS OF AVERAGE EARNING ASSETS
  OVER AVERAGE INTEREST-BEARING
   LIABILITIES                       $707.1                           $637.6
                                  =========                        =========
INTEREST RATE SPREAD                                    2.54%                            2.38%
                                                       =====                            =====

INTEREST INCOME/EARNING ASSETS                $765.5    7.81%                  $682.5    7.57%
INTEREST EXPENSE/EARNING ASSETS                480.7    5.00                    443.6    4.91
                                              ------   -----                   ------   -----
NET INTEREST MARGIN                           $284.8    2.81%                  $238.9    2.66%
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


TABLE 3
RATE/VOLUME ANALYSIS                Three Months Ended               Nine Months Ended
                                       September 30,                   September 30,
                                     1996 Versus 1995                 1996 Versus 1995
                               ---------------------------      ---------------------------
                               Increase (Decrease) Due To:      Increase (Decrease) Due To:
                                Volume     Rate     Total        Volume     Rate     Total
                               ---------------------------      ---------------------------
(In millions)
EARNING ASSETS:
  Real estate loans             $24.1       --     $24.1         $48.6    ($1.3)    $47.3
  Consumer loans                  2.4     (0.9)      1.5           5.8     (1.7)      4.1
  Commercial loans                1.1     (0.3)      0.8           2.1     (0.7)      1.4
                                -----    -----     -----         -----    -----     -----
    Total loans                  27.6     (1.2)     26.4          56.5     (3.7)     52.8
  Mortgage-backed securities      3.4      0.6       4.0          25.6      2.9      28.5
  Investment securities           3.9      0.1       4.0           3.3     (1.6)      1.7
                                -----    -----     -----         -----    -----     -----
      Total                     $34.9    ($0.5)    $34.4         $85.4    ($2.4)    $83.0
                                =====    =====     =====         =====    =====     =====


INTEREST-BEARING LIABILITIES:
  Deposits                      $21.9    ($7.3)    $14.6         $51.6     (7.2)    $44.4
  FHLB advances and other
    long-term borrowings         (0.7)    (1.4)     (2.1)         (3.4)    (3.6)     (7.0)
  Federal funds purchased and
    reverse repurchase
     agreements                   1.8     (1.1)      0.7           1.5     (1.8)     (0.3)
                                -----    -----     -----         -----   ------     -----
      Total                     $23.0    ($9.8)    $13.2         $49.7   ($12.6)    $37.1
                                =====    =====     =====         =====   ======     =====
NET INTEREST INCOME             $11.9     $9.3     $21.2         $35.7    $10.2     $45.9
                                =====    =====     =====         =====   ======     =====

The following tables sets forth the one-year and total repricing of the Company's earning assets and interest-bearing liabilities at September 30, 1996, based upon a flat interest rate scenario. The principal amounts of each asset and liability are shown in the period in which they are anticipated to mature or reprice. The rates indicated represent the effective yield or cost, on a bond equivalent basis, on the principal balances. Passbook savings, transaction accounts and money market deposit accounts have been included in the various date categories based on the Company's actual current withdrawal experience. The decay rates used were 14% for passbook accounts, 17% for transaction accounts and 31% for money market deposit accounts.

TABLE 4
ASSET/LIABILITY REPRICING SCHEDULE

                                                    MATURING/REPRICING IN:

September 30, 1996                                 1-3        3-6        6-12      TOTAL
(IN MILLIONS)                         1 MONTH     MONTHS     MONTHS     MONTHS     1 YEAR
                                      -------     ------     ------     ------     ------
EARNING ASSETS:
 Investment securities                   $200        $76        $20        $29       $325
 Mortgage-backed securities               283        118        174        340        915
 Loans Receivable
   Real Estate:
     Adjustable-rate                      342        685      1,027      2,056      4,110
     Fixed-rate                           504        368        183        347      1,402
 Commercial and Consumer                   57        501         54         34        646
                                       ------     ------     ------     ------     ------
     Total                             $1,386     $1,748     $1,458     $2,806     $7,398
                                       ======     ======     ======     ======     ======

INTEREST-BEARING LIABILITIES:
 Deposits:
  NOW, checking, money market
    checking, and passbook
     savings                              $25        $49        $74       $148       $296
  Money market deposits                    52        104        156        312        624
  Certificates:
    Under $100,000                        398        541      1,197      1,867      4,003
    Over $100,000                         645        510        148        248      1,551
                                       ------     ------     ------     ------     ------
     Subtotal                           1,120      1,204      1,575      2,575     $6,474
                                       ------     ------     ------     ------     ------

BORROWINGS:
 FHLB advances and other
  long-term borrowings                     --         17        201         12        230
 Federal funds purchased and
  reverse repurchase
   agreements                             606         --        175         --        781
                                       ------     ------     ------     ------     ------
     Subtotal                             606         17        376         12      1,011
                                       ------     ------     ------     ------     ------

 Impact of interest rate swaps             --        (10)        --         --        (10)
                                       ------     ------     ------     ------     ------
    Total                              $1,726     $1,211     $1,951     $2,587     $7,475
                                       ======     ======     ======     ======     ======

 Excess (Deficiency) of
   earning assets over (to)
    interest-bearing liabilities        ($340)      $537      ($493)      $219       ($77)
                                       ======     ======     ======     ======     ======

TABLE 4 (CONTINUED)
ASSET/LIABILITY REPRICING SCHEDULE

                                                   MATURING/REPRICING IN:

September 30, 1996                           1-3      3-5      5-10
(In millions)                     1 YEAR    YEARS    YEARS    YEARS  THEREAFTER  TOTAL   RATE
                                  ------    -----    -----    -----  ----------  -----  ------
EARNING ASSETS:
 Investment securities              $325     $166      $39       $4      $--      $534   6.98%
 Mortgage-backed securities          915      525      667      489      406     3,002   7.27
 Loans Receivable
   Real Estate:
     Adjustable-rate               4,110       --       --       --       --     4,110   7.56
     Fixed-rate                    1,402    1,161    1,448    1,155      920     6,086   7.61
 Commercial and Consumer             646       69       62       48        8       833   9.97
                                  ------   ------   ------   ------   ------   -------  -----
     Total                        $7,398   $1,921   $2,216   $1,696   $1,334   $14,565   7.64
                                  ======   ======   ======   ======   ======   =======  =====

INTEREST-BEARING LIABILITIES:
 Deposits:
  NOW, checking, money market
    checking, and passbook
     savings                        $296     $465     $332     $472     $372    $1,937   1.78%
  Money market deposits              624      725      345      264       49     2,007   4.14
  Certificates:
    Under $100,000                 4,003      808      184      239       --     5,234   5.65
    Over $100,000                  1,551       43        4       10       --     1,608   5.46
                                  ------   ------   ------   ------   ------   -------  -----
     Subtotal                      6,474    2,041      865      985      421    10,786   4.65
                                  ------   ------   ------   ------   ------   -------  -----

BORROWINGS:
 FHLB advances and other
  long-term borrowings               230    1,514       15      111       --     1,870   6.04
 Federal funds purchased and
  reverse repurchase
   agreements                        781      465       --       --       --     1,246   6.08
                                  ------   ------   ------   ------   ------   -------  -----
     Subtotal                      1,011    1,979       15      111       --     3,116   6.06
                                  ------   ------   ------   ------   ------   -------  -----

 Impact of interest rate swaps       (10)      10       --       --       --        --   7.15
                                  ------   ------   ------   ------   ------   -------  -----
    Total                         $7,475   $4,030     $880   $1,096     $421   $13,902   4.97%
                                  ======   ======   ======   ======   ======   =======  =====

 Interest rate spread                                                                    2.67%
                                                                                        =====

 Excess (Deficiency) of
   earning assets over (to)
    interest-bearing liabilities    ($77) ($2,109)  $1,336     $600     $913      $663 (1)
                                  ======  =======   ======   ======   ======   =======

(1) The excess of $663 million noted above has the effect of increasing the indicated spread by 0.20%.

NONPERFORMING ASSETS - PROVISION FOR LOSSES

A very high percentage of the Company's assets are secured by first mortgages on single-family homes which have historically resulted in low exposure to loss for the Company. An important measure of asset quality in the financial services industry is the ratio of nonperforming assets to total assets. At both September 30, 1996, and December 31, 1995, the Company's nonperforming asset ratios were significantly below the industry average. The Company's management believes that the allowance for losses is adequate to cover currently estimated losses in the various portfolios.

The Company's nonperforming assets are summarized in Table 5 below:

TABLE 5
NONPERFORMING ASSETS

                                                       September 30, 1996    December 31, 1995
                                                       ------------------    -----------------
                                                                    (In thousands)
Nonaccrual loans                                        $31,886                    $13,643
Past due loans                                           39,202                     24,242
Renegotiated loans                                        8,965                      9,236
                                                        -------                    -------
  Total nonperforming loans                              80,053                     47,121
Real estate and other repossessed assets ("REO")         10,489                      5,006
                                                        -------                    -------
  Total nonperforming assets                             90,542                     52,127
Less allowance for losses                               (48,000)                   (35,400)
                                                        -------                    -------
  Total nonperforming assets (net of allowances)        $42,542                    $16,727
                                                        =======                    =======
Ratio of nonperforming assets to total assets              0.59%                      0.39%
                                                        =======                    =======
Ratio of nonperforming assets to total loans and REO       0.82%                      0.56%
                                                        =======                    =======
Allowance coverage of nonperforming loans                 59.96%                     75.13%
                                                        =======                    =======
Ratio of allowances to total loans                         0.43%                      0.38%
                                                        =======                    =======
Ratio of allowances to total loans and REO                 0.44%                      0.39%
                                                        =======                    =======

The activity in the allowance for losses on the Company's loan portfolios is summarized in Table 6 below:

TABLE 6
ALLOWANCE FOR LOSSES

                                       Three Months Ended         Nine Months Ended
                                          September 30,              September 30,
                                      --------------------       --------------------
                                        1996        1995           1996        1995
                                      --------    --------       --------    --------
                                                      (In thousands)
Beginning balance                      $48,600     $34,650        $35,400     $35,000
Provision for losses                     1,042         909          2,184         564
Allowances of acquired institutions         --          --         12,764          --
Recoveries                               1,165         653          2,051       2,949
Realized losses                         (2,807)     (1,222)        (4,399)     (3,523)
                                       -------     -------        -------     -------
Ending balance                         $48,000     $34,990        $48,000     $34,990
                                       =======     =======        =======     =======
Ratio of net charge-offs to average
  loans                                  0.01%       0.02%          0.03%       0.01%
                                       =======     =======        =======     =======

During the first nine months of 1996, the Company's provision for losses totalled $2.2 million. During this same time period, the Company's population of nonperforming assets increased by $38.4 million, or 74%, while its allowances for loan losses increased by 36%. This increase in both nonperforming assets and allowance for losses is primarily attributable to the Company's recent acquisition of Bell. The Company's nonperforming assets remain well below industry averages.

NON-INTEREST INCOME

During the three and nine months ended September 30, 1996, the Company earned $2.5 million and $6.8 million in loan fees and charges, respectively, compared to the $1.7 million and $5.0 million earned during the comparable periods in 1995. The increases of 44% and 36% resulted from the Company's expanding loan portfolio during 1996.

During the three and nine months ended September 30, 1996, the Company earned $7.7 million and $21.6 million in deposit-related fees and charges, respectively, compared to the $6.5 million and $19.3 million earned during the comparable periods in 1995. The increases of 18% and 12% resulted from the Company's expanding retail customer deposit base and certain fee increases implemented in early 1996.

Approximately $6.1 billion of the Company's recently acquired, single-family loans were sold during the first nine months of 1996. Such sales occurred in the normal course of business, and resulted in gains totaling approximately $14.3 million, compared to $7.9 million in gains recorded on sales of $2.8 billion of single-family loans and certain mortgage loan servicing rights during the same period in the prior year. The amount and timing of such gains are subject to fluctuations based upon loan volume, the general levels of interest rates and other factors.

The Company recorded net loan servicing fee income of $4.4 million and $10.7 million for the three and nine months ended September 30, 1996, respectively, compared to income of $2.9 million and $10.6 million recorded during the comparable periods in 1995. At September 30, 1996, loans serviced for the benefit of others totaled $9.9 billion, compared to $8.5 billion at December 31, 1995, and $7.4 billion at September 30, 1995. The comparatively higher levels of loan servicing income recorded during the three and nine months ended September 30, 1996, was due to the higher amounts of loans serviced for others during the current year, offset by slightly higher rate of MSR amortization in the current year's comparatively lower interest rate environment, which has produced higher levels of loan prepayments. While the Company normally records higher levels of net interest income and stronger net interest margins during relatively low and falling interest rate environments, a rapidly declining interest rate environment may result in further acceleration in the rate of MSR amortization with a corresponding negative effect on the Company's reported earnings.

OTHER EXPENSES

Table 7 below presents information concerning the Company's operating and administrative expenses.

TABLE 7
OPERATING AND ADMINISTRATIVE EXPENSES

                                                  Change from                       Change from
                              Three Months Ended   Prior Year:     Nine Months Ended   Prior Year:
                                 September 30,     Increase        September 30,      Increase
                                1996      1995     (Decrease)       1996      1995     (Decrease)
                              --------  --------  ------------    --------  --------  ------------
                                                           (In thousands)
Compensation and benefits      $36,459  $28,881     $7,578      $104,795   $82,006    $22,789
Occupancy and equipment         14,020   11,894      2,126        40,406    35,044      5,362
Federal insurance premium        6,690    4,928      1,762        17,920    14,333      3,587
General and administrative       8,815    6,328      2,487        23,784    16,696      7,088
Amortization of cost in
 excess of fair value of
  net assets acquired            4,681    3,954        727        11,267    11,827       (560)
Advertising                      3,784    2,753      1,031         9,172     7,667      1,505
Other taxes                      2,294    1,636        658         6,904     4,147      2,757
Other                              439    2,177     (1,738)        3,901     4,531       (630)
                              --------  -------    -------      --------  --------   --------
 Gross operating and
  administrative expense
  before the FDIC special
  assessment                    77,182   62,551     14,631       218,149   176,251     41,898
FDIC special assessment         67,311       --     67,311        67,311        --     67,311
                              --------  -------    -------      --------  --------   --------
 Gross operating and
   administrative expenses     144,493   62,551     81,942       285,460   176,251    109,209
Less: Capitalized direct
  costs of loan originations   (10,544) (12,768)     2,224       (38,424)  (29,795)    (8,629)
                              --------  -------    -------      --------  --------   --------
    Total, net                $133,949  $49,783    $84,166      $247,036  $146,456   $100,580
                              ========  =======    =======      ========  ========   ========
Gross operating expense
 ratio                           60.29%   67.54%                   62.75%    63.21%
                              ========  =======                 ========  ========
Net operating expense
 ratio (1)                       51.53%   49.49%                   51.09%    48.28%
                              ========  =======                 ========  ========

(1) Total net operating and administrative expenses (excluding amortization of cost in excess of fair value of net assets acquired and the FDIC special assessment) divided by the sum of net interest income and other recurring income (primarily fees and charges). This ratio is often referred to as an efficiency ratio.

The operating and administrative expenses of the Company totaled $133.9 million and $247.0 million for the three and nine months ended September 30, 1996, respectively. Included in the operating and administrative expenses for the three and nine months ended September 30, 1996 is the payment of the $67.3 million FDIC special assessment. Net operating and administrative expenses excluding this nonrecurring charge totaled $66.6 million and $179.7 million for the three and nine months ended September 30, 1996, respectively, increases of 34% and 23% over the $49.8 million and $146.5 incurred during the same periods in 1995. The sources of these increases are discussed in the following paragraphs.

The Company's gross compensation and benefits expense, before the capitalization of direct costs of loan originations, during the three and nine months ended September 30, 1996, totaled $36.5 million and $104.8 million, respectively, representing increases of 26% and 28% over the $28.9 million and $82.0 recorded during the same periods in 1995. These increases are attributable to greater staffing levels in the Company's wholesale lending division, its new mutual fund and annuities sales program and its commercial business lending function, as well as normal salary increases for the Bank's workforce, greater use of temporary employment services and increased overtime and commission expenses related to the record loan production during these periods. The acquisition of Bell on June 7, 1996, and its retained workforce also increased the Company's compensation expense during the third quarter of 1996.

The Company's occupancy and equipment expenses during the three and nine months ended September 30, 1996, totaled $14.0 million and $40.4 million, representing increases of 18% and 15% over the $11.9 million and $35.0 million recorded during the same periods in 1995. These increases are due partially to the comparatively higher lending and loan sale volumes during the third quarter and first nine months of 1996, which increased the Company's microfilming and imaging costs compared to prior periods. The recent acquisition of Bell, and its fourteen branch offices also increased occupancy and equipment expenses in the third quarter of 1996.

The Company paid FDIC premiums totaling $6.7 million and $17.9 million for the three and nine months ended September 30, 1996, compared to $4.9 million and $14.3 million during the same periods in 1995. The higher levels of expense recorded during 1996 are primarily attributable to a $1.9 billion, or 21% increase, and a $1.7 billion, or 17% increase, in the average balance of deposits outstanding during the three-month and nine-month periods ended September 30, 1996, respectively, compared to the respective year-earlier periods. As previously discussed, the Bank was required by federal law to recognize, during the third quarter of 1996, a one-time, industry-wide assessment, the Bank's portion of which totaled $67.3 million. This assessment will be used to recapitalize the SAIF. Payment of this special assessment will reduce the Bank's annual FDIC insurance premium rate by approximately 72%, prospectively.

The Company's general and administrative expenses, before the capitalization of direct costs of loan originations, during the three and nine months ended September 30, 1996, totaled $8.8 million and $23.8 million, representing increases of 39% and 42% over the $6.3 million and $16.7 million recorded during the same periods in 1995. These increases are due to the comparatively higher lending volumes during the first nine months of 1996. Certain volume-related costs such as contract underwriting, fee appraisals and credit reports are recorded in this expense category.

Advertising expense, which totaled $3.8 million and $9.2 million during the three and nine months ended September 30, 1996, increased $1.0 million and $1.5 million over the amounts of advertising expenses incurred during the respective periods in 1995. Advertising expenditures can fluctuate periodically because they are dependent upon desired levels of product promotions. The Company is currently conducting various retail product promotions in Michigan and Illinois, in both print and broadcast media.

During the third quarter and first nine months of 1996, the Company's other tax expense totaled $2.3 million and $6.9 million, respectively, increases of 40% and 66% when compared to the other tax expense incurred in the year-earlier periods. These increases are primarily attributable to the Company's recognition of a one-time benefit during the first nine months of 1995, which was the result of favorable Michigan state tax legislation that had been enacted. The Michigan single business tax is a tax which, due to its nature, is not considered an income tax for financial reporting purposes. Accordingly, the expense has been reflected in the Company's operating and administrative expenses under the caption, "Other Taxes" in the Consolidated Statements of Income.

Certain direct costs of originating loans are capitalized and amortized over the lives of the related loans. Various expense categories are reduced as these costs are capitalized. Consequently, the level of loan originations during a period impacts the nominal amount of expenses reported in the Company's Consolidated Statements of Income. Expenses totaling $10.5 million and $38.4 million were capitalized during the three and nine months ended September 30, 1996, compared to $12.8 million and $29.8 million recorded during the comparable periods in 1995. The 29% increase noted for the nine-month period in 1996 is due to the dramatically higher lending volumes compared to the same year-ago period.

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

Recently enacted federal legislation has amended the sections of the Internal Revenue Code relating to deductions for bad debts by thrift institutions. This legislation generally requires thrifts to recapture into income over a six-year period only the portion of their bad debt reserves that exceed its reserves existing before 1988. If the Company meets a "residential loan requirement" for a tax year beginning in 1996 or 1997, the recapture of the reserves will be suspended for such tax year. Thus, recapture can potentially be deferred for up to two years.

In accordance with this legislation, the Company's pre-1988 reserves are frozen, not forgiven. Certain events will still trigger a recapture of these reserves. For example, while the pre-1988 reserves will not be recaptured if the Company converts to a bank charter or is merged into a bank, it will be recaptured if the Company ceases to qualify as a bank for federal income tax purposes (e.g., the Company converts to a credit union). The pre-1988 reserves also remain subject to income tax penalty provisions which, in general, require recapture upon certain stock redemptions of, and excess distributions to, shareholders.

The Company's pre-1988 bad debt reserves total approximately $50.0 million, while its post-1988 bad debt reserves total approximately $30.0 million. Under existing generally accepted accounting principles (i.e., SFAS No. 109, "Accounting for Income Taxes"), the Company has consistently accrued a liability for the post-1987 reserves. Thus, recapture of the post-1987 bad debt reserves will not materially impact the Company's financial condition or its results of operations during the six-year period.

CHANGE IN ACCOUNTING PRINCIPLES

The Company implemented a change in accounting principles relating to the Company's adoption of the Financial Accounting Standards Board's SFAS No. 72 (Accounting for Certain Acquisitions of Banking or Thrift Institutions) for the three acquisitions completed by Standard Federal during the period 1980 to 1982. Generally accepted accounting principles allow the Company to adopt SFAS No. 72 for the three acquisitions as of January 1, 1996. Accordingly, the Company wrote-off the remaining goodwill associated with these acquisitions as of the beginning of fiscal 1996. As of January 1, 1996, the aggregate unamortized goodwill balance associated with these acquisitions was $43.0 million.

The goodwill write-off is a one-time, non-cash charge to earnings that has no effect on the Company's tangible book value and results in comparatively lower goodwill amortization prospectively. Beginning in 1996, the reduced amounts of amortization will increase the Company's reported earnings by $0.12 per share on an annual basis.

LIQUIDITY AND CAPITAL RESOURCES

Federal regulations currently require that savings institutions maintain an average daily balance, for each calendar month, of cash, cash equivalents and certain marketable securities which are not committed as collateral under secured borrowing arrangements equal to 5.0% of net withdrawable accounts and borrowings payable in one year or less ("liquidity ratio"). At September 30, 1996, the Bank's liquidity ratio was 7.09%. Liquidity levels will vary depending upon savings flows, future loan fundings and sales and operating needs. The Bank does not foresee any difficulty in meeting its liquidity requirements.

The Company's primary sources of funds are customer deposits, loan principal repayments, sales of loans, repayments of mortgage-backed and investment securities, advances from the Federal Home Loan Bank of Indianapolis ("FHLB"), securities sold under agreements to repurchase with primary dealers and cash generated from operations.

Under Federal Reserve Board regulations, the Bank is required to maintain specified levels of reserve balances with the Federal Reserve Bank. Such balances are based upon the composition of the Bank's deposit base and other specified liabilities. At September 30, 1996, the Bank was required to maintain net reserve balances of $20.7 million. The Bank is in compliance with such regulations.

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


ITEM 5.  OTHER INFORMATION - DIVIDEND DECLARATION AND PAYMENT ON COMMON STOCK

On August 31, 1996, the Company paid a cash dividend of $0.20 per share to stockholders of record on August 16, 1996. The declaration of the dividend reduced retained earnings/stockholders' equity by approximately $6.2 million during July 1996.

On October 17, 1996, the Company's Board of Directors declared a regular quarterly dividend of $0.20 per share, payable on November 29, 1996, to stockholders of record on November 15, 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS


EXHIBIT 11.  EARNINGS PER SHARE

Earnings per share computations are based on the weighted average number of common shares outstanding during each period, including common stock equivalents. Earnings per share were not materially diluted by outstanding stock options during any of the periods. Exhibit 11., attached, presents information necessary for the computation of earnings per share, on both primary and fully diluted bases, for the three and nine months ended September 30, 1996 and 1995.


EXHIBIT 15.  INDEPENDENT ACCOUNTANTS' REPORT

Such report is incorporated herein by reference to Part I, page 12 of this Form 10-Q.

EXHIBIT 27.  FINANICAL DATA SCHEDULE (EDGAR FILING ONLY)

(B) REPORTS ON FORM 8-K.

There were no reports on Form 8-K filed during the three months ended September 30, 1996.

                                   SIGNATURES




Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Standard Federal Bancorporation, Inc.
                                           -------------------------------------
                                                     (Registrant)





Date        November 4, 1996                /s/ Thomas R. Ricketts
      ----------------------------          -----------------------------------
                                            Thomas R. Ricketts
                                            Chairman of the Board and President
                                            (Principal Executive Officer)




Date        November 4, 1996                /s/ Joseph Krul
      ----------------------------          -----------------------------------
                                            Joseph Krul
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

                                 EXHIBIT INDEX




                      EXHIBIT NO.                                        PAGE
--------------------------------------------------------                 ----

Exhibit 11.  Earnings Per Share                                           E-1

Exhibit 27.  Financial Data Schedule (Edgar filing only)                  E-2