Form 10-K
period 1996-12-31
STANDARD FEDERAL BANCORPORATION INC
filed 1997-02-25
CIK 944399

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM __________________
        TO__________________
        COMMISSION FILE NUMBER 1-13734

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

       Registrant's telephone number, including area code: (810) 643-9600

          Securities registered pursuant to Section 12(b) of the Act:

        TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
   Common Stock, par value $1.00                  New York Stock Exchange, Inc.
 Rights to purchase preferred stock               New York Stock Exchange, Inc.

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes  X           No  ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            Yes  X           No  ___

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 24, 1997, computed by reference to the closing price for such stock on the composite reporting system on such date, was $1,821,887,000 (assuming, but not admitting for any purpose, that all Directors and Officers of the Registrant may be deemed affiliates).

     The number of shares of the Registrant's common stock outstanding as of February 24, 1997 was 32,032,748.

                      DOCUMENTS INCORPORATED BY REFERENCE

     NONE.
================================================================================

                               TABLE OF CONTENTS

PART I
  Item 1.      Business....................................................      1
  Item 2.      Properties..................................................     17
  Item 3.      Legal Proceedings...........................................     17
  Item 4.      Submission of Matters to a Vote of Security Holders.........     18
PART II
  Item 5.      Market for the Company's Common Stock and Related
               Stockholder Matters.........................................     19
                                                                                20
  Management's Report......................................................
  Item 6.      Selected Financial Data.....................................     22
  Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................     24
  Item 8.      Financial Statements and Supplementary Data.................     44
  Item 9.      Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure....................................     90
PART III
  Item 10.     Directors and Executive Officer of the Registrant...........     91
  Item 11.     Executive Compensation......................................     92
  Item 12.     Security Ownership of Certain Beneficial Owners and
               Management..................................................     96
  Item 13.     Certain Relationships and Related Transactions..............     97
PART IV
  Item 14.     Exhibits, Financial Statements Schedules and Reports on Form
               8-K.........................................................     98
                                                                               100
Signatures.................................................................

When used in this Form 10-K or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward looking statement" within the meaning of the Private Securities Litigation Reform Act of 1995.

     The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

     The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

                                           Standard Federal Bancorporation, Inc.

PART I

ITEM 1. BUSINESS

GENERAL
Standard Federal Bancorporation, Inc. ("Standard Federal" or the "Company"), is the holding company for Standard Federal Bank (the "Bank"), a federally chartered savings bank founded in 1893. Standard Federal had consolidated assets of $15.7 billion at December 31, 1996. Based on total consolidated assets at December 31, 1996, the Company is the sixth largest publicly traded savings institution in the United States and the largest savings institution headquartered in Michigan. With deposits of $11.0 billion at December 31, 1996, Standard Federal has the largest deposit base of all savings institutions headquartered in the Midwest.
     On November 22, 1996, ABN AMRO North America, Inc. ("ABN AMRO") and the Company announced the execution of a definitive merger agreement, whereby ABN AMRO will purchase all of the outstanding shares of the Company for $59.00 per share in cash. The purchase price, including payments to be made with respect to outstanding stock options, will approximate $1.9 billion. The acquisition is subject to approval by the stockholders of the Company and to regulatory approval from the Board of Governors of the Federal Reserve System, the Michigan Banking Commissioner of Financial Institutions and the Dutch Central Bank. The acquisition is expected to be consummated prior to the end of the second quarter of 1997.
     On June 7, 1996, the Company completed the acquisition of Bell Bancorp, Inc. ("Bell") located in the greater Chicago, Illinois area. Bell, through its principal operating subsidiary, Bell Federal Savings and Loan Association ("Bell Federal"), had total assets of $1.9 billion and total deposits of $1.6 billion, at the date of acquisition. The total cash outlay was $355.0 million. As of the date of the acquisition, Bell Federal was merged into the Bank, and its 14 full-service banking offices were added to the Bank's retail branch network.
     On January 12, 1996, the Company completed the acquisition of FSB Financial Corporation ("FSB"), located in Kalamazoo, Michigan. FSB, through its principal operating subsidiary, Fidelity Savings Bank, had total assets of $163.3 million and total deposits of $122.8 million, at the date of acquisition. The total cash outlay was $24.7 million. As of the date of acquisition, Fidelity Savings Bank was merged into Standard Federal Bank. Three of its four full-service banking offices were consolidated into existing offices of the Bank, while the remaining office was added to the Bank's retail branch network.
     Standard Federal's primary business consists of attracting deposits from the general public and originating single-family home mortgage loans. The Company also acquires funds on a wholesale basis from a variety of sources, manages a high-quality securities portfolio, services a significant volume of loans for others, makes consumer loans and commercial real estate and non-real estate loans. The Company also operates a nationwide wholesale mortgage banking correspondent network.
     Standard Federal serves as a financial intermediary by gathering funds from a variety of sources and investing such funds in loans and other investments with the objective of maximizing the interest differential received within acceptable risk parameters. These loans and investments carry with them inherent risks that differ from investments made by other commercial, industrial and service enterprises. The risks and uncertainties facing savings institutions and other financial intermediaries are substantial and, in many instances, beyond the control of the institution or intermediary. The financial condition of a savings institution, and, to some extent, its operating performance, is dependent to a significant degree upon estimates and appraisals of value, evaluations of credit-worthiness and assumptions about future events and economic conditions. Recent history has demonstrated that these estimates, appraisals, evaluations and assumptions are subject to rapid change and that such changes can materially affect the reported financial condition of a savings institution and its financial performance. This may result in restrictions on an institution's ability to continue to operate in its customary manner due to regulatory requirements that have been recently adopted.
     The Bank is a member of the Federal Home Loan Bank ("FHLB") System and is subject to regulation, examination and supervision by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The Bank's deposits are insured by the FDIC through the Savings Association Insurance Fund ("SAIF"), and the Bank is a member of the Federal Home Loan Bank of Indianapolis ("FHLBI"). The

                                           Standard Federal Bancorporation, Inc.

Company's executive office is located at 2600 West Big Beaver Road, Troy, Michigan 48084, and its telephone number at such office is (810) 643-9600.

LENDING ACTIVITIES
Standard Federal Bank is primarily a consumer-oriented financial services organization. The Bank's principal business is obtaining funds in the form of deposits and borrowings and investing those funds in various types of loans and marketable securities. The origination of single-family home mortgage loans is the Bank's primary lending activity. Standard Federal Bank has been the largest originator of single-family home mortgage loans in Michigan for eight consecutive years. In both 1996 and 1995, according to industry sources the Bank was the tenth largest mortgage originator in the United States. The Bank also makes consumer loans and non-real estate commercial loans and, to a much lesser extent, commercial real estate loans. The Bank also conducts a nationwide mortgage banking correspondent network.
     Standard Federal Bank currently conducts its retail banking business from 182 full-service Banking Centers and 11 retail Home Lending Centers located in Michigan, Indiana, Illinois and Ohio. The Bank's largest concentration of branch offices is in southeast Michigan, where it has four offices in the City of Detroit and 106 offices in the suburban Detroit area. The Bank also has ten offices in north-central Michigan, five offices in northern Michigan, 32 offices in the southwest Michigan/northwest Indiana region, 11 offices in northeast Indiana, 11 offices in northwest Ohio and 14 offices in the greater Chicago, Illinois area. At December 31, 1996, the largest percentage of loans held or serviced by the Bank related to properties located in southeast Michigan. The Bank has 28 wholesale Loan Production Offices which conduct business with correspondents nationwide. The Bank also owns and operates over 400 automated teller machines located throughout its retail market areas.
     Standard Federal Bank currently offers all of its loan services throughout its lending areas from full-service Banking Centers, retail Home Lending Centers and wholesale Loan Production Offices. Its loan officers are available at each of the Banking Centers and retail Home Lending Centers to process loan applications and to close loan transactions. Property appraisals are conducted by the Bank's full-time staff of appraisers or, when necessary, by fully certified outside fee appraisers. Standard Federal Bank has developed and implemented appraisal policies and procedures in compliance with OTS regulations in order to ensure that appraisals reflect professional competence and to facilitate the reporting of estimates of market value upon which the Bank may rely to make lending decisions.

SINGLE-FAMILY HOME MORTGAGE LOANS
The origination of single-family home mortgage loans constitutes the most significant lending activity of the Bank. The Bank originated approximately $10.4 billion, $7.5 billion and $4.4 billion of single-family home mortgage loans during the years ended December 31, 1996, 1995 and 1994, respectively. Each loan originated for the purpose of acquiring, constructing or refinancing a single-family residence is secured by a first mortgage on the property. The Bank offers traditional fixed-rate and adjustable-rate mortgage loans with terms ranging from one to 30 years. The Bank also offers larger residential mortgage loans which meet the Bank's underwriting guidelines but which may have other terms and conditions customized to meet the needs of the borrower. Additionally, Standard Federal Bank offers two other mortgage loan products, the "5/25" and the "7/23" mortgage loans. These are each based on a 30-year amortization of principal and have a feature which allows for a one-time rate adjustment based on the then-current market rates, at either five or seven years. Both mortgage loan products conform to the respective underwriting guidelines established by the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"). The Bank also offers "TermSelect" loans. These loans offer a choice of fixed-rate terms from one to ten years, based on a 30-year amortization of principal. At the end of the fixed-rate term, the loan continues as an adjustable-rate loan for its remaining life. All TermSelect loans that have a five-, seven- or ten-year term conform to the respective underwriting guidelines established by FHLMC and FNMA.
     In order to help expand home ownership opportunities to a larger number of potential borrowers, the Bank offers government-sponsored mortgage programs in the form of Federal Housing Administration ("FHA") loans and Veterans Administration ("VA") loans. FHA and VA loans feature lower downpayment requirements and expanded income qualification guidelines; although, certain maximum loan amounts may apply. Generally, both

                                           Standard Federal Bancorporation, Inc.

FHA and VA loans are offered in 30- and 15-year, fixed-rate terms and in accordance with underwriting guidelines established by the federal government. FHA and VA loans are directly available to customers through the Bank's retail mortgage network. The Bank's wholesale mortgage banking operation also originates or purchases FHA and VA loans through correspondents nationwide.
     The Bank, as a part of its overall retail-banking strategy, may securitize through FHLMC or FNMA fixed-rate loans which satisfy FHLMC and FNMA requirements (i.e., conforming loans), including the current maximum purchase limitation for single-family home mortgages of $214,600 on FHLMC or FNMA, or may sell the loans for cash to FHLMC or FNMA. Securitization is the process by which mortgage loans owned by the Bank are exchanged for marketable securities collateralized by mortgage loans that are guaranteed by either FHLMC or FNMA. From time to time and in response to changing market conditions or other unforeseen events, the Bank may sell its longer-term, fixed-rate loans. Complementing the Bank's retail lending capabilities, the Bank conducts a nationwide wholesale mortgage banking operation. The wholesale mortgage banking business involves originating or purchasing mortgage loans from small- to medium-sized mortgage bankers, mortgage brokers, commercial banks and thrifts, and securitizing or reselling the loans to secondary market sources such as FHLMC and FNMA. After loans acquired through the wholesale banking operations have been sold, additional income is realized from loan servicing. Wholesale mortgage lending allows the Bank to leverage the substantial investment in its secondary market and loan servicing capabilities and enables the Bank to realize the benefits of increased revenues from an expanding enterprise which is closely linked to its core mortgage lending business. See Notes 1, 4, 5, 6, 7, 8 and 9 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, herein.
     Approximately $1.7 billion, or 16%, of 1996 single-family loan originations were adjustable-rate mortgage loans ("ARMs"), compared to $1.8 billion, or 24%, of 1995 loan originations and $839.7 million, or 19%, of 1994 loan originations. ARMs that were originated prior to January 21, 1987, contain a 2% annual cap on interest rate adjustments but do not contain a cap on interest rate adjustments over the life of the loan. ARMs that were originated after January 21, 1987, have a 6% lifetime cap over the initial interest rate as well as a 2% annual cap. The Bank offers a convertible ARM which permits the borrower to convert to a fixed, market-based interest rate at any time during the term of the loan upon payment of certain fees. At December 31, 1996, the Bank had $4.8 billion of variable-rate loans, including approximately $4.0 billion of ARMs, in its loan portfolio. The Bank currently employs a policy of retaining the majority of its adjustable-rate loan originations, including those acquired through its wholesale mortgage banking division.
     The Bank's written underwriting guidelines for single-family home mortgage loans meet, and in some instances exceed, FHLMC and FNMA underwriting guidelines. Historically, 70%-80% of all owner-occupied, single-family home mortgage loans originated by the Bank have had loan-to-value ratios of 80% or less. The remainder of the Bank's loans had loan-to-value ratios in excess of 80% but not higher than 95%. A loan-to-value ratio is the ratio that the original principal amount of a loan bears to the appraised value of the mortgaged property or, in the case of a purchase money mortgage, the lower of the appraised value of the property or the purchase price of the property securing the loan. Generally, that portion of a loan in excess of 80% of value is insured by a private mortgage insurance company. The Bank requires a lower loan-to-value ratio for non-owner-occupied loans. In addition, all home mortgage loans originated by the Bank are subject to prescribed requirements for title, fire and hazard insurance. Real estate taxes are generally collected and held in escrow for disbursement by the Bank. The Bank is further protected against fire or casualty loss on home mortgage loans by a blanket mortgage impairment insurance policy covering a lack or inadequacy of the mortgagor's required insurance.
     Standard Federal Bank employs a system of internal controls designed to maintain the quality of its loan portfolio. All conforming loans are reviewed by an underwriter at the Bank's home office or at one of the Bank's loan decision centers in Kalamazoo, Michigan; Ann Arbor, Michigan; South Bend, Indiana; Fort Wayne, Indiana; or Chicago, Illinois. The underwriter determines whether the applicant is qualified for the loan based on Standard Federal Bank's written underwriting guidelines. If the loan amount exceeds the maximum purchase limitation of FHLMC and FNMA, but is less than $500,000, a senior mortgage officer must also approve the loan. If the loan exceeds $500,000, the Bank's Chairman of the Board and President must also approve the loan.

                                           Standard Federal Bancorporation, Inc.

CONSUMER LOANS
At December 31, 1996, Standard Federal Bank's net consumer loan portfolio totaled approximately $676.3 million, or 6% of the Bank's total loan portfolio. The largest component of the Bank's consumer loan portfolio was adjustable-rate equity line loans which totaled approximately $395.7 million, representing 59% of the total consumer loan portfolio. The remaining balance of consumer loans, or approximately $280.6 million, consisted of loans such as home improvement, fixed-rate home equity, automobile and VISA credit card loans.
     Standard Federal Bank's underwriting standards for a consumer loan include an analysis of the applicant's payment history on other indebtedness and an assessment of the applicant's ability to meet existing obligations as well as payments on the proposed loan. Equity line loans are secured by a mortgage on the borrower's home.

COMMERCIAL REAL ESTATE LOANS
Although the Bank currently does not actively solicit commercial real estate or apartment loans, it may make such loans from time to time on a limited basis. During 1996, the Bank made only 13 such loans which totaled $13.8 million.
     The Bank has offered real estate loans for the development, construction, purchase or refinance of various types of commercial, income-producing real estate, consisting primarily of office buildings, shopping centers and apartment projects in its market areas. Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the total amount of loans secured by nonresidential property which may be outstanding at any time in the Bank's portfolio of loans is limited to 400% of the Bank's total capital. At December 31, 1996, the total of outstanding apartment and commercial real estate loans, net, was $165.9 million, which represented only 1% of the Bank's total loans, only 1% of its total assets, 21% of its tangible capital and 19% of its total capital (i.e., risk-based) at that date.
     All loans on income-producing properties are evaluated by a qualified, certified appraiser to ensure that the appraised value of the property to be mortgaged satisfies the Bank's loan-to-value ratio requirements of no higher than 80%. The Bank also generally requires a minimum debt-service ratio of 1.1 to 1. In addition, the Bank considers the experience of the prospective borrower with similar properties, the creditworthiness and managerial ability of the borrower, the enforceability and collectibility of any relevant guarantees and the quality of the asset to be mortgaged. Bank officers processing the loan also generally perform various feasibility and rental absorption studies in connection with the loan, and also review and confirm that the independent appraisal has been certified to conform to OTS standards governing the form and content of appraisals.
     The Bank's commercial real estate loans generally range from $500,000 to $5,000,000, and are typically fixed-rate loans for up to five-year terms or adjustable-rate loans for up to ten-year terms, with payment schedules based on amortization periods of up to 30 years. Applications for commercial real estate loans are reviewed by a committee of commercial real estate loan officers, and this committee submits any acceptable applications to the Bank's Chairman of the Board and President for approval.

NON-REAL ESTATE COMMERCIAL LOANS
The Bank offers a variety of non-real estate commercial loans, including demand, term and line-of-credit loans. At December 31, 1996, the Bank's net non-real estate commercial loan portfolio aggregated approximately $214.6 million, or 2% of its total loan portfolio. These loans are concentrated principally in southeast Michigan. The Bank's underwriting policy with respect to non-real estate commercial loans is based primarily upon the financial stability of the borrower and the borrower's business. During 1995 and 1996, the Company allocated significantly increased amounts of corporate resources in order to further develop its commercial business lending portfolio. Current plans call for the loan portfolio to increase to approximately $500 million within the next 1-2 years.

                                           Standard Federal Bancorporation, Inc.

LOAN MATURITIES BY TYPE
The following table sets forth the Bank's total loans due after December 31, 1997, categorized as having predetermined (fixed) interest rates or adjustable rates.

                                                                   Loans Maturing After December 31, 1997
                                                             Fixed-Rate       Adjustable-Rate          Total
                                                                               (In Thousands)
---------------------------------------------------------------------------------------------------------------
Real estate:
  One-to-four-family:
    Conventional fixed-rate                                  $6,121,170         $       --          $ 6,121,170
    Adjustable-rate                                                  --          4,044,995            4,044,995
    FHA/VA                                                      220,200                 --              220,200
    Unimproved land                                               2,250                294                2,544
  Apartment                                                      12,008             37,535               49,543
  Commercial                                                     27,266            100,854              128,120
  Construction                                                      200                 --                  200
Consumer                                                        197,876            318,746              516,622
Non-real estate commercial                                       51,427             85,278              136,705
---------------------------------------------------------------------------------------------------------------
      Total                                                  $6,632,397         $4,587,702          $11,220,099
---------------------------------------------------------------------------------------------------------------

LOAN REPAYMENT SCHEDULE
The following table sets forth the scheduled principal payment dates of Standard Federal Bank's loan portfolio at December 31, 1996, assuming that principal repayments are made in accordance with the contractual terms of the loans. Adjustable-rate loans in the amount of $4.8 billion are included in their respective maturity date categories rather than the dates on which they reprice.

                                                                          December 31, 1996
                                                     Within       Over 1 Year      Over 2 Years      Over 3 Years
                                                     1 Year       to 2 Years        to 3 Years        to 5 Years
                                                                           (In Thousands)
-----------------------------------------------------------------------------------------------------------------
Real estate:
  One-to-four family:
    Conventional fixed-rate                          $91,416        $21,804           $39,409          $189,066
    Adjustable-rate                                   52,166         49,700           106,097           164,655
    FHA/VA                                             5,310          4,502             2,753             7,061
    Unimproved land                                       74              6                96               231
  Apartment                                            2,309          3,721               577             1,967
  Commercial                                           2,635          4,125               905             5,339
  Construction                                            --             --                --                --
Consumer                                             161,010        123,475            93,903           122,119
Non-real estate commercial                            80,650         25,897            25,897            67,118
-----------------------------------------------------------------------------------------------------------------
      Total                                         $395,570       $233,230          $269,637          $557,556
-----------------------------------------------------------------------------------------------------------------

                                           Standard Federal Bancorporation, Inc.

                                                                        December 31, 1996
                                               Over 5 Years      Over 10 Years
                                               to 10 Years        to 15 Years       Over 15 Years         Total
                                                                         (In Thousands)
------------------------------------------------------------------------------------------------------------------
Real estate:
  One-to-four family:
    Conventional fixed-rate                       $882,390          $984,506         $4,003,995         $6,212,586
    Adjustable-rate                                216,411           328,053          3,180,079          4,097,161
    FHA/VA                                          14,022            23,496            168,366            225,510
    Unimproved land                                  1,897               239                 75              2,618
  Apartment                                          5,733             3,331             34,214             51,852
  Commercial                                        14,365            21,086             82,300            130,755
  Construction                                         200                --                 --                200
Consumer                                           136,584            25,427             15,114            677,632
Non-real estate commercial                          16,324               706                763            217,355
------------------------------------------------------------------------------------------------------------------
      Total                                     $1,287,926        $1,386,844         $7,484,906        $11,615,669
------------------------------------------------------------------------------------------------------------------

ASSET QUALITY
Standard Federal Bank has implemented comprehensive internal asset review systems and loan loss allowance methodologies which are designed to provide for early detection of problem assets and adequate general loss allowances for the duration of each portfolio's life. As required by law, the Bank's asset classification methodology provides for the classification of loans as special mention, substandard, doubtful or loss. Specific allowances are provided at 100% of the amount of assets classified as loss. Any such loan is charged-off when it is no longer deemed collectible. The Bank's asset classifications and the adequacy of its allowances for losses are analyzed quarterly based on, among other things, historical loss experience and current economic conditions. Although this system will not eliminate future losses due to unanticipated declines in the real estate market or economic downturns, it should provide for timely identification of those losses. Refer to four schedules included herein in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Tables 8, 9, 10 and 11), pages 34-37, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset Quality" setting forth certain information about the Bank's impaired loans (as defined by SFAS 114), nonperforming assets (as defined by regulations of the Securities and Exchange Commission) and allowances for losses.
     Delinquent Loans. Residential property loans are considered by the Bank to be delinquent when any payment of principal and/or interest is past due. While in a majority of cases the Bank is able to work out a satisfactory repayment schedule with a delinquent borrower, the Bank will undertake foreclosure proceedings if the delinquency is not satisfactorily resolved. The Bank's procedures regarding delinquent loans are designed to assist borrowers in meeting their contractual obligations to the Bank. The Bank customarily mails notices of past due payments to the borrower approximately 15, 30 and 45 days after the due date, and late charges are assessed in accordance with Bank parameters. The Bank's Collection Department attempts to make telephone and personal contact with borrowers after a 30-day delinquency. In certain cases, the Bank recommends that the borrower seek credit counseling assistance and may grant forbearance if the Bank determines that the borrower is likely to correct loan delinquencies within a reasonable period of time. The Bank generally provides an allowance for the loss of uncollected interest on loans which are more than 90 days delinquent. Such interest is recognized as income when collected.
     Real Estate and Other Repossessed Assets. Real property which the Bank acquires as a result of foreclosure proceedings is classified as "real estate owned" until it is sold or otherwise disposed of. The Bank has established The Real Estate Owned/Work-out Committee which ultimately decides whether to rehabilitate the property or sell it "as is," and whether to list the property with a broker, sell the property directly to a third party or sell it at auction. Generally, the Bank is able to dispose of a substantial portion of this type of real

                                           Standard Federal Bancorporation, Inc.

estate and other repossessed assets during each year, but the Bank invariably acquires additional real estate and other assets through repossession in the ordinary course of its business. At December 31, 1996, the Bank held approximately $11.3 million of real estate and other repossessed assets. During 1996, the Bank either established valuation allowances or charged-off various real estate properties, and also disposed of a portion of its real estate and other repossessed assets, realizing a net loss of approximately $0.9 million in the process.

LOANS-TO-ONE-BORROWER LIMITATIONS
To reduce the potential impact on a savings institution of loan losses realized as a result of financial difficulties experienced by any one borrower, FIRREA significantly reduced the dollar amount of loans that savings institutions may lend to a single or related group of borrowers ("one borrower"). FIRREA provides that the loan limits prescribed for national banks shall apply to savings institutions "in the same manner and to the same extent" as they apply to national banks. These limitations generally provide that, with certain exceptions and under certain circumstances, the Bank may make unsecured loans and other extensions of credit (including investments in commercial paper and corporate bonds) to one borrower which total no more than 15% of the Bank's total "unimpaired capital" and "unimpaired surplus," as defined by regulation of the national banking authorities, or $500,000, whichever is greater. Notwithstanding the limits placed on unsecured loans, the Bank may make additional loans totaling no more than 10% of such capital accounts if the additional loans are fully secured by certain readily marketable collateral (generally, financial instruments or bullion).
     Under current law, the Bank's loan-to-one-borrower limit was $130.3 million at December 31, 1996. The aforementioned lending limits do not adversely affect the Bank's ability to conduct operations. The Bank did not have any loans, loan commitments, letters of credit or other extensions of credit outstanding at December 31, 1996, which, either individually or in the aggregate, would exceed this limit. The Bank's largest lending relationship with one borrower at December 31, 1996, was $24.0 million, which was approximately $106.3 million below the limit prescribed by law. The Bank's largest investing relationship with a single corporate entity (i.e., one borrower) at December 31, 1996, was $95,000 of corporate bonds, which was approximately $130.2 million below the limit prescribed by law.

MORTGAGE-BACKED AND INVESTMENT SECURITIES
Mortgage-backed securities ("MBS") constitute the second largest category of the Bank's assets, totaling $2.9 billion at December 31, 1996. At that date, the largest components of MBS were those issued by FHLMC ($1.5 billion) and FNMA ($1.3 billion). With respect to federal-agency MBS, the risk of loss has been assumed by such agencies through their guaranty of the underlying mortgages. The Bank's MBS portfolio consists primarily of securities purchased in the secondary market. At December 31, 1996, $569.9 million were adjustable-rate securities and $2.3 billion were fixed-rate securities. See Notes 4, 5 and 6 of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.
     Federal savings institutions have the authority to purchase various types of investments, including United States Treasury obligations and securities of federal agencies, federal funds, securities purchased under agreements to resell, commercial paper, banker's acceptances, collateralized mortgage obligations and corporate bonds. Standard Federal's investment portfolio, has, from time to time, included most of the approved types of investments. Current law provides that no savings institution may invest in corporate debt securities which, at the time of purchase, were not rated in one of the four highest rating categories by a nationally recognized rating organization. All of Standard Federal's investments in corporate debt securities met this restriction as of December 31, 1996. Generally, many of the Bank's investment securities, depending upon rating and other factors, qualify for inclusion in the calculation for the maintenance of the minimum levels of liquid assets specified by the OTS. Refer to page 13 for further discussion of liquidity requirements.
     The size and nature of Standard Federal's investment portfolio is determined by the Bank's Investment Committee and is an integral part of the Bank's interest rate risk management program. At December 31, 1996, the Company's investment securities portfolio, including stock in the FHLBI, comprised 3% of the Company's total assets.
     Collateralized mortgage obligations constitute the largest component of the Company's investment portfolio. Collateralized mortgage obligations, which increased by a substantial amount during 1996 due to assets acquired

                                           Standard Federal Bancorporation, Inc.

from completed mergers, approximated $288.1 million in carrying value, or 61% of the Company's investment portfolio, at December 31, 1996, compared to $25.6 million, or 12% of the total portfolio, at the end of 1995.
     The Bank's stock in the FHLBI, which constitutes the second largest component of the Company's investment portfolio, approximated $112.1 million in carrying value, or 24% of the total portfolio, at December 31, 1996, compared to $102.4 million, or 48% of the total portfolio, at the end of 1995.
     At December 31, 1996, U.S. Government and agency obligations represented the third largest component of Standard Federal's investment portfolio, totaling approximately $74.1 million, or 16% of the total portfolio, compared to $81.1 million, or 38% of the Company's investment portfolio, at the end of 1995.
     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), during May 1993. This Statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Standard Federal adopted SFAS 115 on December 31, 1993. In conjunction with the SFAS 115 Implementation Guide, issued by the FASB in November 1995, the Company, in 1995, reclassified a total of $937.0 million of MBS, originally classified as held to maturity, as either available for sale or held for trading. Refer to Notes 1, 2, 3, 4, 5 and 6 of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

SOURCES OF FUNDS
Customer deposits, which totaled approximately $11.0 billion at December 31, 1996, represent the principal funding source for Standard Federal's lending and investment activities. In addition, the Company derives funds from operations, repayments of earning assets, sales of loans and investment securities, borrowings from the FHLBI, reverse repurchase agreements and other borrowings. Borrowings may be used on a short-term basis to compensate for reductions in normal sources of funds or, on a longer-term basis, to support expanded lending or arbitrage activities.

DEPOSIT ACTIVITIES
Standard Federal Bank has developed a variety of deposit products ranging in maturity from demand-type accounts to certificates with maturities of up to ten years, including regular and statement passbook accounts, checking and NOW accounts, various money market accounts and Keogh and individual retirement accounts. Standard Federal Bank primarily relies upon its network of branches, the quality and efficiency of its customer service and its pricing policies to attract deposits. The Bank actively promotes its certificate savings deposits of $100,000, or more ("Jumbo Certificates"), to both its retail customer base and to governmental units in Michigan, Indiana, Ohio and Illinois. At December 31, 1996, the Bank had approximately $1.6 billion of Jumbo Certificates outstanding, of which $316.8 million, or 20% of the Bank's total Jumbo Certificate portfolio, was derived from Standard Federal's retail customer base. The other $1.3 billion, or 80% of the Bank's total Jumbo Certificate portfolio, was obtained from the public unit sector. The following table sets forth information relating to the Bank's deposit flows for each of the periods indicated:

                                                                            Year Ended December 31,
                                                                     1996             1995            1994
                                                                                (In Thousands)
-----------------------------------------------------------------------------------------------------------------
Total deposits at the beginning of the period                      $9,151,929      $8,150,121      $7,790,555
Interest credited                                                     494,915         405,224         298,417
Deposits acquired from mergers                                      1,720,801              --         291,664
Net purchase accounting valuation adjustment on deposits
  acquired from mergers                                                    --              --           1,896
Deposits sold to other institutions                                        --         (31,342)        (24,434)
Net retail deposit increase (decrease)                               (147,369)        183,850        (246,618)
Net Jumbo Certificate increase (decrease)                            (249,258)        444,076          38,641
-----------------------------------------------------------------------------------------------------------------
    Total deposits at the end of the period                       $10,971,018      $9,151,929      $8,150,121
-----------------------------------------------------------------------------------------------------------------

                                           Standard Federal Bancorporation, Inc.

BORROWINGS
The Federal Home Loan Bank System ("FHLB System") provides credit for savings institutions and certain other member financial institutions. Standard Federal Bank is a member of the FHLBI and is required to own stock in the FHLBI. Standard Federal Bank is authorized to apply for advances from the FHLBI on the security of certain of its mortgage loans and other assets, principally securities which are obligations of, or guaranteed by, the United States or an agency thereof, provided certain standards related to creditworthiness and security requirements have been met and provided that the Bank maintains its status as a "qualified thrift lender" (see "Regulation -- Qualified Thrift Lender Test"). Advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturity. The FHLBI generally permits advances up to 50% of the Bank's "net assets", which are defined as assets reduced by outstanding advances and borrowings. Each application for an advance, however, is evaluated on an individual basis. At December 31, 1996, advances to the Bank by the FHLBI totaled $1.9 billion, or 15% of net assets. Of the $1.9 billion outstanding at year-end, $357.7 million, or 19% of the Bank's total FHLBI advances, consisted of medium-term borrowings which may be "put" back or paid off at the Bank's option without penalty. Contractually, the Bank may, at its option and without prepayment penalty, repay such advances on the first anniversary date of each borrowing or semiannually thereafter until maturity. Refer to Note 16 of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein for further discussion of the Bank's FHLBI advance portfolio.
     Borrowings in the form of securities sold under agreements to repurchase aggregated approximately $1.4 billion and $819.4 million at December 31, 1996 and 1995, respectively. The Bank routinely enters into reverse repurchase agreements with nationally recognized primary securities dealers utilizing a variety of securities as collateral. The securities underlying the agreements are delivered to the dealers who arrange the transactions and are held in safekeeping on the Bank's behalf. When securities are sold under agreements to repurchase, the identical securities must be re-delivered to the Bank upon expiration of the agreement. At December 31, 1996, the Bank had approximately $1.4 billion of such agreements outstanding. From time to time, the Bank also offers repurchase agreements to government units and other investors in Indiana and Michigan in amounts of $100,000, or more, with varying maturity dates. These agreements are secured by a pledge of securities owned by the Bank and delivered to a third-party custodian. At December 31, 1996, the Bank had no such repurchase agreements outstanding. See Note 17 of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.
     During July 1996, the Company completed a $100.0 million medium-term, fixed-rate, subordinated note offering. The Company used $30.0 million of these funds to repay a short-term demand note which was outstanding during June 1996. The Company also loaned $55.0 million of these funds to the Bank, and the remainder of the proceeds from the debt offering are being used for general corporate purposes.

SERVICE CORPORATION INVESTMENTS
Standard Federal Bank is permitted under OTS regulations to invest a limited amount of its assets in subsidiaries which may engage exclusively in OTS-approved activities that must be reasonably related to the Bank's business. The Bank's authority to invest directly in service corporations is limited to a maximum of 2% of the Bank's assets, plus an additional 1% of assets if the amount over 2% is used for specific community purposes. Service corporations are not currently a significant part of the business of Standard Federal Bank. However, the Bank does own 13 first-tier and four second-tier service corporations. One of the first-tier corporations, Standard Brokerage Services, Inc., is in the discount brokerage business. Standard Brokerage had net income of approximately $0.8 million during the year ended December 31, 1996. Another first-tier service corporation, Standard Service Corporation, owns stock in a reinsurance company established by MIMLIC Life Insurance Company ("MIMLIC"). Standard Service Corporation received dividends of approximately $3.0 million on the MIMLIC stock in 1996.
     At the end of 1995, the Bank expanded the investment options available to its customers by introducing the sale of non-FDIC-insured products, such as tax-deferred annuities and mutual funds, through a service marketed under the name of Standard Investment Services. This program is jointly operated by Standard Brokerage

                                           Standard Federal Bancorporation, Inc.

Service, Inc., Standard Insurance Agency, Inc. and Bell Insurance Agency, Inc. and is available at Standard Federal Banking Centers in virtually all of the Bank's retail market areas.
     On August 30, 1996, the Bank acquired Curti Insurance Agency, Inc. The Bank began operating this insurance subsidiary under the name Standard/Curti Insurance Agency, Inc. This first-tier service corporation offers home, automobile and other consumer insurance products. The other service corporations, to the extent active, are involved principally in the development, operation and sale of real estate. The Bank's total investments in, and loans to, all of its service corporation subsidiaries totaled only $5.1 million at December 31, 1996. The Bank's investments in and loans to these service corporations, and the operations of these service corporations in the aggregate, are not material to the consolidated financial condition or operations of the Bank.

ACQUISITIONS
Since 1980, Standard Federal has expanded its operations and branch network geographically by acquiring 19 other savings institutions through mergers and by purchasing branches from three other institutions. Five mergers were arranged by the Bank with regulatory assistance (including four institutions in Indiana), while the remaining 14 mergers were consummated without direct financial assistance from any regulatory agency (although two of the 14 were designated as "supervisory agency-assisted," they involved no cash assistance). As discussed previously, during 1996, the Company acquired Bell and FSB. All but one of the 19 acquisitions and three branch purchases were accounted for using the purchase method of accounting. Under the purchase method of accounting, the Company's consolidated statements of income reflect the operations of the acquired associations only since the respective dates of acquisition. In addition, all assets acquired and liabilities assumed are adjusted to fair value as of the dates of acquisition. The fair value of the liabilities assumed exceeded the fair value of the assets acquired in all but six of the acquisitions since 1980. Goodwill and core deposit premiums are combined and shown in the Company's Consolidated Statements of Financial Condition under the caption "Cost in excess of fair value of net assets acquired." See Notes 1 and 14 of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein for additional information regarding the Bank's acquisition activities.

REGULATION
The Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the FDIC under the SAIF. The Bank is subject to extensive regulation by the OTS, as its chartering agency, and the FDIC, as the deposit insurer. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. There are periodic examinations by the OTS and the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure in connection with their supervisory and enforcement activities and examination policies also gives the regulatory authorities extensive discretion in including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation whether by the OTS, the FDIC or the U.S. Congress could have a material adverse impact on the Company, the Bank and their operations. The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS, and of the Securities and Exchange Commission ("SEC") under the Federal securities laws. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.

     The activities of savings institutions are governed by the Home Owners Loan Act of 1933 as amended ("HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDI Act"). The HOLA and the FDI Act were amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ('FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FIRREA was enacted for the purpose of resolving problem savings institutions, establishing a new thrift insurance fund, reorganizing the regulatory structure applicable to savings institutions, and imposing bank-like standards on savings institutions.

                                           Standard Federal Bancorporation, Inc.

FDICIA, among other things, requires that Federal banking regulators intervene promptly when a depository institution experiences financial difficulties, mandates the establishment of a risk-based deposit insurance assessment system and requires restrictions. Both FIRREA and FDICIA contain provisions affecting numerous aspects of the operations and regulations of Federally-insured savings and loan institutions and empowers the OTS and the FDIC, among other agencies, to promulgate regulations implementing its provisions. The description of statutory provisions and regulations applicable to savings and loan institutions set forth in this Form 10-K do not purport to be complete descriptions of such statutes and regulations and their effects on the Bank.

FEDERAL REGULATION BY THE OTS
The OTS has extensive authority over the operations of the Bank. As part of this authority, the Bank is required to file periodic reports with, and is subject to periodic examination by, the OTS. In addition, the Bank must pay a semi-annual, asset size-based assessment to the OTS in order to assist in funding its operating costs. The investment and lending authority of the Bank and its ability to engage in such activities are limited by federal law and regulations. For example, transactions with affiliates, including non-savings institution subsidiaries, and loans to certain insiders are subject to certain provisions of the Federal Reserve Act, which require that transactions with affiliates be on terms and conditions comparable to those for similar transactions with non-affiliates. In addition, these affiliate transactions may be regulated further by the OTS to address safety and soundness concerns.
     The enforcement authority of the OTS includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. FIRREA significantly increased the amount of and grounds for civil money penalties and requires public disclosure of final enforcement actions by the OTS, except in certain limited circumstances.
     FDICIA also requires the OTS to prescribe non-capital standards for institutions under its authority. The OTS had adopted guidelines setting forth safety and soundness standards for thrift institutions, pursuant to Section 132 of FDICIA. The guidelines establish standards for internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits, and asset quality and earnings standards. The operational and managerial standards and the asset quality and earnings standards are expressed in general terms, and none of the proposals represent any significant change in OTS policy. They are intended to express the fundamental standards used by the OTS to assess an institution's operational and managerial quality. Standard Federal Bank has consistently met all of the guidelines, and the final regulations have had little effect on its operations.
     OTS regulations impose various restrictions or requirements on the Bank with respect to its ability to pay dividends or make other distributions of capital to the Company, its sole shareholder. Generally, the regulations permit specified amounts of capital distributions by a savings institution that meets or exceeds its minimum capital requirements, so long as the institution notifies the OTS and receives no objection to the distribution from the OTS. The Bank may make capital distributions during any calendar year equal to the higher of 100% of its year-to-date net income plus 50% of its "surplus capital ratio" at the beginning of the calendar year, or 75% of its net income over the most recent four-quarter period. The "surplus capital ratio" is the lowest percentage by which the institution's three ratios of fully phased-in capital to assets exceeds the ratios of its fully phased-in capital requirements to assets.
     The Community Reinvestment Act ("CRA") requires that the OTS monitor and encourage savings institutions to help meet the credit needs of their local communities. Local communities are defined as those contiguous areas surrounding each branch office or group of branch offices including low- and moderate-income neighborhoods in those areas. Regulations promulgated under the CRA require that each institution's board of directors adopt a CRA statement for each of its local communities. The CRA statement must include a delineation of the local community, a list of the types of credit the institution is prepared to extend within the local community and a copy of the official CRA notice, which informs the public of the CRA and the institution's required involvement in the CRA. In connection with its examination of a savings institution, the OTS assesses the record of performance of the institution in helping to meet the credit needs of its entire community,

                                           Standard Federal Bancorporation, Inc.

including low- and moderate-income neighborhoods. The OTS will review the institution's CRA statements and any written comments received by the institution or the OTS from community members. The OTS assesses an institution's CRA record of performance when requested to review applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and holding company acquisitions. Assessment of an applicant's record of performance may be the basis for denying an application. Since 1994, the Bank has received, a rating of "outstanding", which is the most favorable rating from the OTS for its community reinvestment activities.

INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC
As a federal savings bank, the Bank's deposits are insured by the SAIF up to the maximum amount provided by applicable laws and regulations. This insurance is backed by the full faith and credit of the United States Government. The SAIF is administered and managed by the FDIC. Therefore, the FDIC has been granted certain regulatory and oversight authority over federal savings institutions. FDICIA further expanded the FDIC's regulatory and oversight authority over federal savings institutions. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, SAIF-insured institutions. It also may prohibit any SAIF-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the SAIF. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and to terminate the deposit insurance of a savings institution, as described below.
     FDICIA required the FDIC to implement a system of risk-based assessments for deposit insurance, under which the insurance premium assessed to an institution will be based upon the FDIC's estimation of the probability of loss to the SAIF with respect to that institution. On January 1, 1993, a risk-based assessment system went into effect, under which each insured institution is assigned to one of nine categories based on three capital categories and three categories of perceived risk.
     The FDIC may terminate the deposit insurance of any insured savings institution if it determines, after a hearing, that the institution or its directors engaged or is engaging in unsafe or unsound practices, that the institution is in an unsafe or unsound condition to continue operations or that it has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the determination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.
     The FDIC is currently required to assess insured depository institutions semi-annually in order to maintain the reserve ratio of each deposit insurance fund, the BIF and the SAIF, or, if the reserve ratio is less than the designated reserve ratio, to increase the reserve ratio to the designated ratio. The designated reserve ratio for the BIF and the SAIF for each year is 1.25% of estimated insured deposits. The FDIC may set a higher percentage if it determines that there is a significant risk of substantial future loss to a particular insurance fund.
     During September 1996, the Deposit Insurance Funds Act of 1996 ("Funds Act") was passed by the U.S. Congress. Among other things, the Funds Act generally required that each SAIF-insured savings institution pay, during the fourth quarter of 1996, a special, one-time, assessment of 65.7 basis points on total insured liabilities to fully recapitalize the SAIF. The Bank's after-tax assessment totaled $43.8 million. Payment of this special assessment reduced the Bank's prospective annual FDIC insurance premium rate by approximately 72% (i.e., from 23 basis points of insured deposit liabilities), beginning January 1, 1997.
     Annual full-scope, on-site examinations are required of all insured depository institutions. The appropriate federal banking agency will conduct the examinations, unless the FDIC has conducted one in the given 12-month period. The federal agency exams may be staggered every two years for institutions in which a state banking agency conducts exams in the intervening year.

REGULATORY CAPITAL REQUIREMENTS
Pursuant to FIRREA, the OTS has prescribed three separate minimum capital-to-assets requirements which must be met by the Bank: (1) a risk-based capital requirement that "total capital" be at least equal to 8% of "risk-weighted

                                           Standard Federal Bancorporation, Inc.

assets"; (2) a tangible capital requirement that "tangible capital" be at least equal to 1.5% of "adjusted total assets"; and (3) a leverage ratio requirement that "core capital" be at least equal to 3.0% of "adjusted total assets." In assessing an institution's capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. Standard Federal Bank, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with the Bank's risk profile.
     At December 31, 1996, Standard Federal Bank's risk-based capital was 10.89% of its risk-weighted assets, or $226.5 million in excess of the current risk-based capital requirement. At December 31, 1996, the Bank had a tangible capital requirement of $231.8 million and a core capital requirement of $464.0 million. At December 31, 1996, the Bank's tangible capital was $794.1 million, 5.13% of adjusted total assets, and its core capital was $809.3 million, or 5.23% of adjusted total assets. See Note 22 of the Notes to Consolidated Financial Statements, Item 8. Financial Statements and Supplementary Data, herein.
     As a function of its regulatory oversight efforts, the OTS has also defined an interest rate risk ("IRR") component. Initially proposed as an additional component of risk-based capital requirements, it is now likely that the IRR component will be used by the OTS only as a supervisory tool. The results derived from the OTS' IRR model indicate that the Bank was exposed to IRR at a level higher than the regulatory benchmark. The Bank's December 31, 1996 IRR component was $80.3 million; such amount equaling the Bank's IRR component as of September 30, 1996, the most recent date for which data is available. Because the Bank has $226.5 million of excess risk-based capital as of December 31, 1996, management does not expect this IRR component to either affect the Bank's continued compliance with applicable regulatory capital requirements, or to result in any increased regulatory oversight.
     The various federal banking agencies have formally implemented the Prompt Corrective Action ("PCA") provisions contained in the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The Bank was categorized for purposes of PCA as a well-capitalized institution by the OTS as of their completion of the Bank's 1996 and 1995 Safety and Soundness Examinations. There are no conditions or events since the last notification that the Bank's management believes have changed the Bank's category.
     In addition to the specific sanctions provided by law for failing to meet the capital requirements, the OTS and the FDIC are generally authorized to take enforcement action against a savings institution that fails to meet its capital requirements. Such actions may include a wide variety of restrictions on operations, the reduction of interest rates paid on deposits, the imposition of a capital directive or a cease-and-desist order. In addition, under current regulatory policy, an institution which fails to meet its capital requirements is prohibited from paying any dividends. As noted throughout this discussion, Standard Federal Bank is in full compliance with all applicable capital adequacy standards.

LIQUIDITY REQUIREMENTS
Federally insured savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance (from the preceding month) of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time, between 4% and 10%, depending upon economic conditions and the deposit flows of member savings institutions. At the present time, the required liquid asset ratio is 5%.
     For purposes of this ratio, liquid assets include specified short-term assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) and long-term assets (e.g., United States Treasury and state obligations of more than one but less than five years). FIRREA also authorizes the OTS to designate as liquid assets certain mortgage-related securities and certain mortgage loans, which are qualifying as collateral for certain mortgage-backed securities, with less than one year to maturity. Short-term liquid assets currently must constitute at least 1% of a savings institution's average daily balance, from the preceding month, of net withdrawable deposit accounts and current borrowings. Monetary penalties may be imposed upon institutions for violations of liquidity requirements. At December 31, 1996, the Bank was in compliance with both of these requirements with a liquidity ratio of 7.39% and a short-term liquidity ratio of 2.58%.

                                           Standard Federal Bancorporation, Inc.

QUALIFIED THRIFT LENDER TEST
Mandated by Congress, the qualified thrift lender ("QTL") test was established to ensure that the primary business of a thrift is to finance homes in the United States of America. The Bank is required to meet the QTL test in order to avoid extensive restrictions on its operations under the HOLA. The QTL test measures the ratio of a savings institution's "qualified thrift investments" to "portfolio assets." Qualified thrift investments for purposes of the QTL test may either qualify without limitation, or qualify subject to percentage restrictions. Qualified thrift investments that qualify without limitation generally include net loans, equity positions and securities related to domestic residential real estate or manufactured housing. Qualified thrift investments that qualify subject to percentage restrictions include: (1) the amount of residential mortgage loans which the institution or its subsidiaries sold within 90 days of origination; (2) investments in service corporations that deal in domestic residential housing or manufactured housing; (3) loans for personal, family, household or education purposes; and (4) FNMA and FHLMC stock. Portfolio assets for purpose of the QTL test generally equal a savings institution's tangible assets minus the carrying value of the property used by the institution to conduct its business minus liquid assets. The QTL test currently requires a savings institution to have at least 65% of its portfolio assets in qualified thrift investments on a monthly average for nine out of 12 consecutive months. In September 1996, Congress enacted the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Act"). The Act amends the investment restrictions that appear in the QTL test and enhances the ending flexibility of federal thrifts. Standard Federal Bank had at least 65% of its portfolio assets invested in qualifying thrift investments on a monthly average for every month of 1996 (approximately 98% at December 31, 1996). The Bank is, therefore, in compliance with the current QTL test. Based on December 31, 1996 balances, management is confident that the Bank will remain in compliance.
     Any savings institution which fails to meet the QTL test must convert to a bank charter, unless it requalifies as a QTL on an average basis in at least three out of every four quarters for at least two out of the following three years and thereafter remains a QTL. If the institution does not requalify and converts to a bank charter, it remains obligated to pay SAIF assessments at rates equal to those charged to SAIF-insured institutions until the date upon which the savings institution transfers to the BIF. If an institution which fails the test has not yet requalified and has not converted to a bank, then its new investments and activities are limited to those permissible for a national bank, and it is limited to national bank branching rights in its home state. In addition, the institution is immediately ineligible to receive any new FHLB advances and is subject to national bank limits for payment of dividends. If such institution has not requalified or converted to a bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must promptly repay any outstanding FHLB advances.

FEDERAL RESERVE SYSTEM
The Board of Governors of the Federal Reserve System ("FRB") has the authority to require all depository institutions to maintain reserves in the form of cash on deposit at a Federal Reserve Bank against the institution's transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Currently, reserves must be maintained against total transaction accounts equal to 3% of the first $49.3 million of applicable transaction accounts plus 10% (subject to adjustment by the FRB to a level between 8% and 14%) of that portion of total transaction accounts in excess of such amount. Currently, no reserve requirements must be maintained on non-personal time deposits; however, the FRB may impose a reserve requirement of up to 9% on non-personal time deposits. The Bank may elect not to maintain reserves against approximately $4.4 million in accounts subject to these reserve requirements. At December 31, 1996, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements that may be imposed by the OTS. See "Liquidity Requirements."
     Savings institutions are authorized to borrow from the Federal Reserve Bank "discount window," but FRB policy generally requires savings institutions to exhaust other reasonable alternative sources of funds, including FHLB advances, before borrowing from a Federal Reserve Bank. The Bank has never borrowed from a Federal Reserve Bank.

                                           Standard Federal Bancorporation, Inc.

FEDERAL HOME LOAN BANK SYSTEM
The Bank is a member of the FHLBI, one of the 12 regional FHLBs. As a member, the Bank is required to purchase and maintain stock of the FHLBI in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, 0.3% of its total assets, or 5% (or such greater fraction as established by each FHLB) of outstanding FHLB advances and commitments to obtain FHLB advances. The Bank complies with this requirement, holding stock in the FHLBI in the amount of $112.1 million at December 31, 1996, compared to its required minimum of $112.1 million.
     The Bank receives dividends on its FHLB stock. For 1996, dividends paid by the FHLBI to the Bank amounted to $8.7 million, or 6% of the Bank's pretax income, compared to $8.0 million, or 4% of the Bank's pretax income in the prior year. Current law requires the 12 regional FHLBs to contribute funds annually in order to enable the Resolution Funding Corporation to pay required debt service on bonds which it has sold to enable the RTC to deal with insolvent savings institutions. The FHLBs are also required to purchase stock in the Resolution Funding Corporation. These required contributions and stock purchases involve substantial sums of money and have reduced the ability of the FHLBs to pay dividends on the shares of their common stock held by member institutions.

FEDERAL AND STATE TAXATION

FEDERAL TAXATION
General. The Company is treated as a "corporation" for federal income tax purposes and, like other corporations, must pay federal income tax at the corporate level. In most respects, the Company's annual income tax liability is determined under those provisions of the Internal Revenue Code of 1986, as amended ("IRC"), that apply to all taxpayers and to corporations generally. There are, however, a few special rules under the IRC which are specifically directed to the taxation of financial institutions. For example, IRC Section 591 sets forth special rules for deducting interest credited to depositors' accounts and IRC Section 595 details accounting for income resulting from foreclosures. The Company and its consolidated subsidiaries are currently undergoing examinations of the consolidated federal income tax returns for the years ended December 31, 1990, through 1992. The final determination of tax liability for these taxable years has not been completed. In the opinion of management, any such final determination or examination of still open returns, including returns of subsidiaries and predecessors of, or entities merged into the Company, would not result in a deficiency which could have a material adverse effect on the financial condition or results of operations of the Company and its consolidated subsidiaries. See Note 19 of the Notes to Consolidated Financial Statements for additional information regarding income taxes in Item 8. Financial Statements and Supplementary Data, herein.
     Recently enacted federal legislation has amended the sections of the Internal Revenue Code relating to deductions for bad debts by thrift institutions. This legislation generally requires thrifts to recapture into income over a six-year period only the portion of their bad debt reserves that exceed their reserves existing before 1988. If the Company meets a "residential loan requirement" for a tax year beginning in 1996 or 1997, the recapture of the reserves will be suspended for such tax year. Thus, recapture can potentially be deferred for up to two years.
     In accordance with this legislation, the Company's pre-1988 reserves are frozen, not forgiven. Certain events will still trigger a recapture of these reserves. For example, while the pre-1988 reserves will not be recaptured if the Bank converts to a bank charter or is merged into a bank, it will be recaptured if the Bank ceases to qualify as a bank for federal income tax purposes (e.g., the Bank converts to a credit union). The pre-1988 reserves also remain subject to income tax penalty provisions which, in general, require recapture upon certain stock redemptions of, and excess distributions to, shareholders.
     The Company's pre-1988 bad debt reserves total approximately $50.0 million, while its post-1988 bad debt reserves total approximately $30.0 million. Under existing generally accepted accounting principles (i.e., SFAS 109, "Accounting for Income Taxes"), the Company has consistently accrued a liability for the post-1987 reserves. Thus, recapture of the post-1987 bad debt reserves will not materially impact the Company's financial condition or its results of operations.

                                           Standard Federal Bancorporation, Inc.

STATE AND LOCAL TAXATION
The Bank is subject to the Michigan intangible tax and the Company and its subsidiary are subject to the Michigan Single Business Tax. The Michigan intangibles tax, which is in the process of being phased-out and will be eliminated by 1998, is currently applied at the rate of $0.10 per $1,000 of qualifying deposits ($0.05 per $1,000 in 1997), less the amount of deposits owing to certain governmental agencies and certain other financial institutions. The Michigan Single Business Tax rate for 1996 is approximately 2.30% and applies to a tax base which is substantially different from federal taxable income due to adjustments for employee compensation, depreciation and capital acquisitions. The Single Business Tax, by its nature, is not considered an income tax for financial reporting purposes and, therefore, it is reflected in Standard Federal's operating and administrative expenses under the caption "Other taxes" in the Consolidated Statements of Income.
     Because of its branch offices and other business activities, including InterFirst-related wholesale mortgage banking operations, the Bank is also subject to financial institution franchise and other similar taxes in several other states. Based on its current level of business activities in these states, the amount of taxes that the Bank pays in these states is not significant.

COMPETITION
Based on total assets at December 31, 1996, the Company is the sixth largest publicly traded savings institution in the United States and the largest savings institution headquartered in the state of Michigan. The Company faces substantial competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, commercial banks and credit unions. Money market funds and full-service securities brokerage firms also provide competition in this area. The Company's competition for loans comes principally from other savings institutions, commercial banks, mortgage banking companies and other institutional lenders.
     The primary factors in competing for loans are the efficiency and quality of services provided to borrowers and real estate brokers and the interest rates and loan fees charged. The Company competes for deposits by offering a variety of accounts at competitive rates through convenient branch locations with complete inter-branch banking capabilities. The Company believes that its ability to continue to compete effectively would be affected by increased competition from other financial institutions for deposits and loans, including institutions located outside of the state of Michigan.
     As noted above, federal laws and regulations restrict certain activities of savings institutions, particularly in the lending and investment areas, as well as in deposit-gathering activities, in ways that could be viewed as restrictive on a savings institution's competitive posture. Recent amendments to these laws have also increased the competition facing the Company in several other ways. For example, bank holding companies are now authorized to acquire healthy savings institutions, subject to applicable standards for regulatory approval. In addition, savings institutions and savings and loan holding companies have authority to acquire ownership of commercial banks, subject to regulatory approval, and the law now also permits federal savings institutions to convert to the status of national banks. The general effect of these structural changes can be expected to increase competition for loans and deposits among adequately capitalized savings institutions and commercial banks. However, Standard Federal does not consider that the overall impact of recent legislation in these areas is materially adverse to its competitive situation.

PERSONNEL
At December 31, 1996, Standard Federal and its subsidiaries had approximately 3,427 full-time and 604 part-time employees. The employees are not represented by a collective bargaining unit. The Company provides its employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance, disability insurance, a retirement plan and a shared-contribution savings investment plan. Standard Federal's management considers its employee relations to be excellent.

                                           Standard Federal Bancorporation, Inc.

EXECUTIVE OFFICERS
The executive officers of the Standard Federal and the Company are as follows:

Name and Age                                                    Position(s) Held with Bank and Company
-------------------------------------------------------------------------------------------------------------
Thomas R. Ricketts, 66
                                                         Chairman of the Board, President and Chief Executive
                                                         Officer
Garry G. Carley, 57
                                                         Executive Vice President, Secretary and Director
Ronald J. Palmer, 49
                                                         Senior Vice President and General Counsel
Joseph Krul, 51
                                                         Senior Vice President and Chief Financial Officer
-------------------------------------------------------------------------------------------------------------

THOMAS R. RICKETTS joined the Bank in 1956. He was elected President of the Bank in 1973. In 1974, Mr. Ricketts was elected President and Chief Executive Officer of the Bank. In 1981, Mr. Ricketts was also elected Chairman of the Board of the Bank. Mr. Ricketts is also Chairman of the Board and President of the Company.

GARRY G. CARLEY joined the Bank in 1977. He served as Senior Vice President and General Counsel of the Bank from 1977 to 1983. In 1982, Mr. Carley was also elected Secretary. Since 1983, he has served as Executive Vice President and Secretary of the Bank. Since 1989, Mr. Carley has served as Chief Lending Officer of the Bank. Mr. Carley is also Executive Vice President and Secretary of the Company.

RONALD J. PALMER joined the Bank in 1973. He served as a Staff Attorney of the Bank from 1979 until 1982. From 1983 until 1984, he served as Vice President and General Counsel. Since 1984, Mr. Palmer has served as Senior Vice President and General Counsel. Mr. Palmer is also Senior Vice President and General Counsel of the Company.

JOSEPH KRUL joined the Bank in 1985 as Vice President, Corporate Planning. He became Controller of the Bank in 1987 and, in 1988, he became a Senior Vice President of the Bank. In 1990, Mr. Krul became Chief Financial Officer. Mr. Krul is also Senior Vice President and Chief Financial Officer of the Company.

ITEM 2. PROPERTIES
The Bank currently has 182 full-service Banking Centers and 11 retail Home Lending Centers in Michigan, Indiana, Illinois and Ohio. The Bank also has 28 wholesale Loan Production Offices which conduct business with correspondents nationwide. Standard Federal owns the buildings and land for 141 of its offices, owns the building but leases the land for 8 of its offices and leases the remaining 72 of its offices, with lease expiration dates ranging from 1997 to 2103. At December 31, 1996, the total net book value of all of the Bank's offices was approximately $167.9 million. See Notes 13 and 21 of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.
     The Bank's headquarters building is in Troy, Michigan. Substantially all of its operational and support functions are housed in this facility. The headquarters building contains approximately 450,000 gross square feet, of which all of the available rentable space, not occupied by the Bank, is leased to commercial and professional tenants at market rental rates.
     The Bank utilizes a highly sophisticated data communications network supported by three Unisys mainframe computer systems, two for production and one for back-up, testing and development. At December 31, 1996, the net book value of the Bank's computer and related equipment (including teller terminals and ATMs) was approximately $28.9 million.

ITEM 3. LEGAL PROCEEDINGS
On July, 25, 1995, the Company filed a claim in the United States Court of Claims to recover damages as a result of the enactment of FIRREA. Under FIRREA, the Company was forced to accelerate the rate of exclusion from qualifying regulatory capital of approximately $120.5 million of supervisory goodwill arising out of the acquisition of seven troubled savings and loan associations from 1980 through 1983. During July 1996, the Supreme Court of the United States ruled in favor of a California thrift in its claim to recover funds lost as a

                                           Standard Federal Bancorporation, Inc.

result of FIRREA. The Supreme Court held that FIRREA nullified contracts with the thrift by changing accounting rules and that this legislation, therefore, violated the U.S. Constitution. At this time the Company is unable to predict the likelihood of ultimate success in its claim, nor can it estimate the timeframe or range of potential recovery.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable.

                                           Standard Federal Bancorporation, Inc.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK
The Company's common stock is traded on the New York Stock Exchange. The trading symbol is SFB. The abbreviation often used in newspaper stock listings is StdFdBcp. At February 24, 1997, there were approximately 7,300 record holders of the Company's common stock.

QUARTERLY STOCK PRICE/DIVIDEND INFORMATION
The following table summarizes Standard Federal Bancorporation Inc.'s common stock price and dividend activity for:

                                                                 Quarter Ended
                             12/31/96   9/30/96    6/30/96    3/31/96    12/31/95   9/30/95    6/30/95    3/31/95
-----------------------------------------------------------------------------------------------------------------
High price during the
  period                      $58.00     $46.00     $43.50     $42.88     $40.38     $40.88     $33.75     $30.25
Low price during the period    46.00      37.38      36.63      37.88      35.38      33.00      26.75      23.75
Closing price at the end of
  the period                   56.88      45.75      38.50      42.50      39.38      39.00      33.63      26.88
Price/earnings ratio (1)       12.9X      10.9X       9.6X      11.1X      10.6X      10.6X       9.2X       7.3X
Dividends per common share     $0.20      $0.20      $0.19      $0.19      $0.18      $0.18      $0.17      $0.17
-----------------------------------------------------------------------------------------------------------------

(1) Based on most recent twelve-month net recurring earnings per share (excluding one-time only charges in 1996) and end-of-period stock prices.

MANAGEMENT'S REPORT                        Standard Federal Bancorporation, Inc.

FINANCIAL STATEMENTS
The Management of Standard Federal Bancorporation, Inc. (the "Company") and its subsidiary, Standard Federal Bank is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in this Form 10-K. The financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on informed judgements and estimates made by Management.

INTERNAL CONTROL
Management is responsible for establishing and maintaining an effective internal control structure over financial reporting presented in conformity with both generally accepted accounting principles and Office of Thrift Supervision instructions for Thrift Financial Reports ("TFR instructions"). The structure contains monitoring mechanisms, and actions are taken to correct any deficiencies which are identified.

     There are inherent limitations in the effectiveness of any structure of internal controls, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control structure can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control structure may vary over time.

     Management assessed the Company's internal control structure over financial reporting presented in conformity with both generally accepted accounting principles and TFR instructions as of December 31, 1996. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Management believes that the Company maintained an effective internal control structure over financial reporting presented in conformity with both generally accepted accounting principles and TFR instructions, as of December 31, 1996.

     The Audit Committee of the Company's Board of Directors consists entirely of outside directors who are independent of the Company's Management. It includes members with financial management expertise, has access to its own outside counsel or other advisors it deems necessary to fulfill its responsibilities, and does not include any large customers of the Company. The Audit Committee is responsible for recommending to the Board of Directors the selection of independent auditors. It meets periodically with Management, the independent auditors and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company in addition to reviewing the Company's financial reports. The independent auditors and the internal auditors have full and free access to the Audit Committee, with or without the presence of Management, to discuss the adequacy of the internal control structure for financial reporting and any other matters which they believe should be brought to the attention of the Audit Committee.

COMPLIANCE WITH LAWS AND REGULATIONS
Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, which are the laws and regulations relating to safety and soundness which have been designated by the Federal Deposit Insurance Corporation.

     Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the Federal Deposit Insurance Corporation. Based on this assessment, Management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 1996.

THOMAS R. RICKETTS                              JOSEPH KRUL

Thomas R. Ricketts                              Joseph Krul
Chairman of the Board,                          Senior Vice President and
President and Chief Executive Officer           Chief Financial Officer
January 16, 1997

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

ITEM 6. SELECTED FINANCIAL DATA

SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

                                                                     At or For the Year Ended December 31,
                                                                1996          1995          1994          1993
Summary of Consolidated Statements of Income:                          (In Thousands, Except Share Data)
------------------------------------------------------------------------------------------------------------------
  Interest income                                             $1,043,743      $925,703      $774,996      $715,059
  Interest expense                                               655,237       603,219       444,349       426,428
------------------------------------------------------------------------------------------------------------------
  Net interest income                                            388,506       322,484       330,647       288,631
  Provisions for losses                                            2,992         1,304           184        11,311
------------------------------------------------------------------------------------------------------------------
  Net interest income after provisions for losses                385,514       321,180       330,463       277,320
------------------------------------------------------------------------------------------------------------------
  Net gains                                                       19,607        20,694         6,957        23,477
  Other income                                                    60,964        44,339        47,710        30,488
  Operating and administrative expenses (1)                      313,503       198,012       198,527       151,323
------------------------------------------------------------------------------------------------------------------
  Income before federal income tax provision, extraordinary
    items and the cumulative effects of accounting changes       152,582       188,201       186,603       179,962
  Provision for federal income taxes                              55,400        68,700        67,600        64,400
------------------------------------------------------------------------------------------------------------------
  Income before extraordinary items and the cumulative
    effects of accounting changes                                 97,182       119,501       119,003       115,562
  Extraordinary items                                                 --            --            --            --
  Cumulative effect of a change in accounting for goodwill       (43,032)           --            --            --
  Cumulative effect of a change in accounting for income
    taxes                                                             --            --            --            --
------------------------------------------------------------------------------------------------------------------
  Net income                                                     $54,150      $119,501      $119,003      $115,562
------------------------------------------------------------------------------------------------------------------
  Earnings per share:
    Income before extraordinary items and the cumulative
      effects of changes in accounting                             $3.03         $3.70         $3.70         $3.60
------------------------------------------------------------------------------------------------------------------
    Net income                                                     $1.69         $3.70         $3.70         $3.60
------------------------------------------------------------------------------------------------------------------
  Dividends per common share                                       $0.78         $0.70         $0.62         $0.54
------------------------------------------------------------------------------------------------------------------
  Dividend payout ratio                                             46.2%         18.9%         16.8%         15.0%
------------------------------------------------------------------------------------------------------------------
SUMMARY OF CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION:
------------------------------------------------------------------------------------------------------------------
  Total assets                                               $15,650,791   $13,275,608   $12,076,933   $10,905,397
  Investments                                                    520,361       227,774       369,049       316,379
  Mortgage-backed securities                                   2,884,196     3,189,433     2,527,476     2,438,169
  Loans receivable                                            11,438,836     9,197,725     8,488,385     7,435,063
  Cost in excess of fair value of net assets acquired            161,998       135,874       151,381       149,914
  Deposits                                                    10,971,018     9,151,929     8,150,121     7,790,555
  Borrowings                                                   3,317,858     2,818,217     2,772,715     1,989,350
  Stockholders' equity                                           956,773       916,263       812,824       710,500
------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL AND STATISTICAL DATA:
------------------------------------------------------------------------------------------------------------------
  Core capital ratio                                                5.23%         5.82%         6.10%         6.01%
  Tangible capital ratio                                            5.13%         5.67%         5.53%         5.08%
  Risk-based capital ratio                                         10.89%        12.53%        12.83%        12.74%
  Interest rate spread during the period                            2.57%         2.36%         2.90%         2.86%
  Net interest margin on average earning assets                     2.81%         2.64%         3.11%         3.10%
  Operating expense ratio (2)                                      51.11%        48.63%        48.60%        44.08%
  Ratio of nonperforming assets to total assets                     0.59%         0.39%         0.43%         0.71%
  Return on average assets (3)                                      0.35%         0.93%         1.05%         1.17%
  Equity-to-assets ratio (at the end of the period)                 6.11%         6.90%         6.73%         6.52%
  Equity-to-assets ratio (average for the period)                   6.25%         6.67%         6.69%         6.64%
  Return on average stockholders' equity (4)                        5.96%        13.93%        15.68%        17.61%
  Number of full-service Banking Centers                             182           166           168           169
  Number of Home Lending Centers (retail)                             11            11            10             9
  Number of Loan Production Offices (wholesale)                       28            24            27            13
------------------------------------------------------------------------------------------------------------------

(1) Included in the 1996 operating and administrative expenses is a one-time industry wide assessment, mandated by federal law, the Company's pre-tax portion of which totaled $67,311,000, ($1.37 per share on an after-tax basis) for the recapitalization of the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation.
(2) Total operating and administrative expenses (excluding goodwill amortization) divided by the sum of net interest income and other recurring income (primarily fees and charges). For 1996, this ratio excludes the SAIF recapitalization expense noted above. This ratio is often referred to as an "efficiency ratio".
(3) The return on average assets for 1996 includes the effect of the SAIF recapitalization and the cumulative effect of a change in accounting for goodwill. Excluding these one-time only items, the Company's return on average assets would have been 0.97% for the year ended December 31, 1996.
(4) The return on average stockholders' equity for 1996 includes the effect of the SAIF recapitalization and the cumulative effect of a change in accounting for goodwill. Excluding these one-time only items, the Company's return on average stockholders' equity would have been 14.61% for the year ended December 31, 1996.

                                           Standard Federal Bancorporation, Inc.

                                          At or For the Year Ended December 31,
                          1992         1991         1990         1989         1988         1987
                                            (In Thousands, Except Share Data)
==================================================================================================
                         $758,181     $828,801     $871,775     $920,602     $833,888     $742,202
                          498,586      616,996      704,752      767,974      667,964      596,978
--------------------------------------------------------------------------------------------------
                          259,595      211,805      167,023      152,628      165,924      145,224
                           11,728       11,990        7,439        5,002        4,559        8,426
--------------------------------------------------------------------------------------------------
                          247,867      199,815      159,584      147,626      161,365      136,798
--------------------------------------------------------------------------------------------------
                           28,235       12,424        5,395       18,804        7,503       29,029
                           16,279       33,011       33,985       31,771       25,432       36,569
                          143,468      138,960      135,631      128,487      104,289       99,750
--------------------------------------------------------------------------------------------------
                          148,913      106,290       63,333       69,714       90,011      102,646
                           53,300       40,488       23,270       24,050       31,685       45,832
--------------------------------------------------------------------------------------------------
                           95,613       65,802       40,063       45,664       58,326       56,814
                               --           --           --           --           --       10,606
                               --           --           --           --           --           --
                               --           --           --           --        4,962           --
--------------------------------------------------------------------------------------------------
                          $95,613      $65,802      $40,063      $45,664      $63,288      $67,420
==================================================================================================
                            $3.00        $2.11        $1.30        $1.48        $1.91        $1.90
==================================================================================================
                            $3.00        $2.11        $1.30        $1.48        $2.07        $2.27
==================================================================================================
                            $0.46        $0.40        $0.40        $0.40        $0.30           --
==================================================================================================
                             15.3%        19.0%        30.8%        27.0%        14.5%          --
==================================================================================================
==================================================================================================
                       $9,544,731   $9,513,922   $9,297,253   $9,638,381   $9,573,114   $8,514,739
                          543,149      939,328    1,071,417    1,418,640    1,816,592    1,833,285
                        3,175,781    3,918,852    4,076,774    4,336,438    4,558,028    4,187,327
                        5,247,577    4,048,668    3,551,088    3,248,626    2,679,373    2,076,924
                          120,568      128,960      127,492      136,287      117,911      129,959
                        6,527,603    6,188,550    5,898,363    6,168,777    5,271,335    4,499,501
                        2,081,312    2,474,762    2,683,799    2,756,912    3,688,711    3,429,553
                          609,071      524,765      468,811      440,762      406,179      351,711
==================================================================================================
==================================================================================================
                             6.14%        5.25%        4.77%        4.26%         N/A          N/A
                             5.14%        4.18%        3.69%        3.19%         N/A          N/A
                            13.53%       11.81%       11.22%       10.57%         N/A          N/A
                             2.62%        2.15%        1.73%        1.50%        1.72%        1.66%
                             2.89%        2.38%        1.86%        1.62%        1.88%        1.84%
                            47.44%       52.71%       63.04%       65.20%       50.59%       50.74%
                             0.75%        0.73%        0.55%        0.48%        0.28%        0.29%
                             1.00%        0.70%        0.42%        0.46%        0.68%        0.81%
                             6.38%        5.52%        5.04%        4.57%        4.24%        4.13%
                             5.90%        5.20%        4.71%        4.25%        4.11%        3.65%
                            16.93%       13.37%        8.84%       10.79%       16.67%       22.19%
                              123          120          114          113           85           79
                                7            7            4            4           --           --
                               --           --           --           --           --           --
==================================================================================================

                                           Standard Federal Bancorporation, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROFILE AND INTRODUCTION
In May 1995, Standard Federal Bancorporation, Inc. ("Standard Federal" or the "Company"), became the holding company for Standard Federal Bank (the "Bank"), a federally chartered savings bank founded in 1893. Standard Federal Bank completed its public offering in January 1987 and since then has significantly increased its banking franchise. This growth has been achieved not only through in-market mergers and acquisitions, but also by aggressively developing the Company's core businesses. Through a consistent focus on retail and wholesale residential mortgage lending, retail deposit gathering, consumer lending and residential mortgage loan servicing, the Company has been able to maintain its net interest margin, increase recurring fee income, maintain a high level of asset quality and control its operating expenses. As a result, Standard Federal has experienced increased operating profitability over the past several years.
     The Company has significantly expanded its branch network geographically through 22 mergers and acquisitions over the past 16 years. With $15.7 billion in assets at December 31, 1996, Standard Federal is the sixth largest publicly traded thrift, in terms of assets, in the United States. For purposes of federal Prompt Corrective Action ("PCA") regulations, the Bank's regulators categorized Standard Federal Bank as well-capitalized, the highest possible rating, throughout all of 1996.
     On November 22, 1996, Standard Federal and ABN AMRO North America, Inc. ("ABN AMRO") announced that they had reached an agreement to purchase Standard Federal. ABN AMRO has agreed to purchase all outstanding common stock of the Company for $59 per share in cash. Based on the current number of outstanding shares and options, the acquisition is valued at approximately $1.9 billion. Pending regulatory and shareholder approval, the transaction is expected to close by mid-year 1997. Upon closing, current Standard Federal branches will continue to operate under the Standard Federal name, and the Bank will remain a stand-alone federal savings bank, headquartered in Troy.
     On June 7, 1996, the Company completed the acquisition of Bell Bancorp, Inc. ("Bell"), located in the greater Chicago, Illinois area. Bell, through its principal operating subsidiary, Bell Federal Savings and Loan Association ("Bell Federal"), had total assets of $1.9 billion and total deposits of $1.6 billion, at the date of acquisition. The total cash outlay by Standard Federal to acquire Bell was $355.0 million. As of the date of the acquisition, Bell Federal was merged into the Bank. Its fourteen full-service banking offices were added to the Bank's retail branch network.
     On January 12, 1996, the Company completed the acquisition of FSB Financial Corporation ("FSB"), located in Kalamazoo, Michigan. FSB, through its principal operating subsidiary, Fidelity Savings Bank, had total assets of $163.3 million and total deposits of $122.8 million, at the date of acquisition. The total cash outlay by Standard Federal to acquire FSB was $24.7 million. As of the date of acquisition, Fidelity Savings Bank was merged into the Bank. Three of its four full-service banking offices were consolidated into existing offices of the Bank, while the remaining office was added to the Bank's retail branch network.

RESULTS OF OPERATIONS
Standard Federal's net income totaled $54.2 million ($1.69 per share) for the year ended December 31, 1996, compared to $119.5 million ($3.70 per share) in 1995 and $119.0 million ($3.70 per share) in 1994. The 1996 annual earnings reflect the after-tax cost of a one-time assessment, mandated by federal law, of $43.8 million, or $1.37 per share, for the recapitalization of the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). Also reflected in the 1996 annual earnings is the effect of a change in accounting for goodwill which resulted in a reduction of earnings and unamortized goodwill of $43.0 million, or $1.34 per share. This accounting change is associated with the unamortized goodwill related to three acquisitions undertaken in the early 1980's, as a result of the company's adoption of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" ("SFAS 72"), for such acquisitions. For the year ended December 31, 1996, net operating earnings excluding the goodwill accounting charge and the SAIF assessment were $140.9 million, or $4.40 per share, an 18% increase over net income of $119.5 million, or $3.70 per share, reported for the year

                                           Standard Federal Bancorporation, Inc.

ended December 31, 1995. During 1996, pretax core operating earnings totaled $198.5 million, a 14% increase compared to the $174.1 million recorded during the prior year. Core earnings consist of the more stable sources of banking income, such as net interest income, loan fees and deposit-related fees and charges, and excludes gains from the sale of earning assets, servicing rights valuation adjustments and the FDIC special assessment. While the origination and sale of single-family mortgage loans is an integral part of the Company's business strategy, the volume of gains is subject to significant fluctuation from period to period as a result of changing market conditions. The increased level of operating earnings is attributable to a variety of factors including an increase in the Company's average earning assets due to the Bell acquisition, stable net interest margins, record-setting mortgage production and an increase in fee income associated with the Company's growing customer base.
     During 1995, pretax core operating earnings totaled $174.1 million (92.5% of total pretax earnings), a 3% decrease compared to the $179.6 million recorded during 1994. This decreased level of operating earnings is attributable to a variety of factors including the effects of a flatter yield curve and relatively higher funding costs.

NET INTEREST INCOME
Net interest income is the Company's largest source of recurring earnings. The level of net interest income is impacted by the volume of average earning assets outstanding, the general level of interest rates and other factors. It represented 82.8%, 83.2% and 85.8% of the Company's total revenues for the years ended December 31, 1996, 1995 and 1994, respectively. During 1996, the Company earned $388.5 million in net interest income, which represents an increase of 20% compared to the amount reported in 1995. This increase is primarily attributable to an increase in average earning assets related to the Bell acquisition and a stable net interest margin.
     During 1996, both total average earning assets and interest-bearing liabilities increased $1.6 billion. The Company continues in its efforts to replace wholesale assets (such as mortgage-backed and investment securities) and liabilities (such as FHLB advances and reverse repurchase agreements) with primarily single-family loans and retail deposits, respectively. The increase in the Company's average earning assets and interest-bearing liabilities is largely due to the acquisition of Bell and FSB. These acquisitions added approximately $2.0 billion in earning assets to the Company. During 1996, the Company's average loan portfolio increased by $1.2 billion, or 13%, while its average deposit portfolio increased by $1.5 billion, or 18%.
     The Company's net interest margin increased to 2.81% of average earning assets during the year ended December 31, 1996, compared to 2.64% during the prior year, due to a stable rate environment in 1996. The yield earned on the Company's earning assets decreased by 0.02%, from 7.58% during 1995 to 7.56% during 1996, while the cost of interest-bearing liabilities decreased by 0.23%, from 5.22% during 1995 to 4.99% during 1996.
     During 1995, total average earning assets increased $1.6 billion, while total average interest-bearing liabilities increased $1.4 billion. The increase in the Company's average earning assets was due to the substantial volume of loan originations during the year. During 1995, the Company's average loan portfolio increased by $1.4 billion, or 17.5%, while its average mortgage-backed securities ("MBS") and investment securities portfolios increased by only a total of $216.8 million, or 7.4%. The Company's average deposit portfolio increased by $687.4 million, or 8.6%, while its average total borrowings increased by $727.6 million, or 33.7%. The increase in average total borrowings during 1995 was attributable to short-term liquidity needs throughout the year as loan demand increased.
     The Company's net interest margin decreased to 2.64% of average earning assets during the year ended December 31, 1995, compared to 3.11% during the prior year, due to a rapidly rising interest rate environment during the early part of 1995. The yield earned on the Company's earning assets increased by 0.30% from 7.28% during 1994 to 7.58% during 1995. However, the cost of interest-bearing liabilities increased by 0.84%, from 4.38% during 1994 to 5.22% during 1995.
     Table 1 presents interest income from average earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Interest income from earning assets includes the accretion/amortization of unearned discounts/premiums and the accretion of net deferred loan origination fees. Interest expense on interest-bearing liabilities includes the impact of interest rate exchange

                                           Standard Federal Bancorporation, Inc.

agreements and the accretion/amortization of unearned purchase accounting discounts/premiums. The average balance of investment and mortgage-backed securities available for sale were calculated using the historical amortized cost balance without the effects of fair value adjustments. Nonaccruing loans were included in the daily average loan amounts outstanding.

TABLE 1
AVERAGE YIELDS EARNED AND RATES PAID

                                                                   Year Ended December 31,
                                            1996                            1995                            1994
-----------------------------------------------------------------------------------------------------------------------------
                                 Average               Yield/    Average               Yield/    Average               Yield/
                                 Balance    Interest    Rate     Balance    Interest    Rate     Balance    Interest    Rate
EARNING ASSETS:                                                         (IN MILLIONS)
-----------------------------------------------------------------------------------------------------------------------------
  Real estate loans              $9,486.5     $709.9    7.48%    $8,423.7    $631.8     7.50%    $7,162.2    $529.1     7.39%
  Consumer loans                    607.0       63.6   10.47        526.6      57.5    10.93        453.0      44.7     9.86
  Commercial loans                  163.8       14.3    8.74        119.4      11.4     9.51        103.0       8.5     8.22
-----------------------------------------------------------------------------------------------------------------------------
    Total                        10,257.3      787.8    7.68      9,069.7     700.7     7.73      7,718.2     582.3     7.54
-----------------------------------------------------------------------------------------------------------------------------
  Mortgage-backed securities
    available for sale              653.5       56.2    8.60         90.7       7.7     8.53           --        --       --
  Mortgage-backed securities      2,403.0      168.5    7.01      2,681.8     192.8     7.19      2,484.0     169.8     6.84
  Investment securities
    available for sale                2.1        0.1    6.34           --        --       --          3.5       0.2     5.59
  Investment securities             497.4       31.1    6.25        375.5      24.5     6.54        443.7      22.7     5.12
-----------------------------------------------------------------------------------------------------------------------------
    Total earning assets        $13,813.3   $1,043.7    7.56%   $12,217.7    $925.7     7.58%   $10,649.4    $775.0     7.28%
-----------------------------------------------------------------------------------------------------------------------------
  Other assets                      715.1                           635.9                           694.1
-----------------------------------------------------------------------------------------------------------------------------
      Total assets              $14,528.4                       $12,853.6                       $11,343.5
-----------------------------------------------------------------------------------------------------------------------------
Interest-Bearing Liabilities:
-----------------------------------------------------------------------------------------------------------------------------
  Deposits                      $10,211.1     $476.1    4.66%    $8,667.4    $418.0     4.82%    $7,980.0    $319.4     4.00%
  FHLB advances and other
    long-term borrowings          1,904.9      114.8    6.03      1,975.5     124.0     6.28      1,666.0     101.4     6.09
  Federal funds purchased and
    reverse repurchase
    agreements                    1,015.7       64.3    6.33        910.7      61.2     6.72        492.6      23.6     4.80
-----------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing
      liabilities               $13,131.7     $655.2    4.99%   $11,553.6    $603.2     5.22%   $10,138.6    $444.4     4.38%
-----------------------------------------------------------------------------------------------------------------------------
  Other liabilities                 488.8                           442.1                           445.8
  Stockholders equity               907.9                           857.9                           759.1
-----------------------------------------------------------------------------------------------------------------------------
      Total liabilities and
        stockholders equity     $14,528.4                       $12,853.6                       $11,343.5
-----------------------------------------------------------------------------------------------------------------------------
Excess of average earning
  assets over average
  interest-bearing liabilities     $681.6                          $664.1                          $510.8
-----------------------------------------------------------------------------------------------------------------------------
Interest spread                                         2.57%                           2.36%                           2.90%
-----------------------------------------------------------------------------------------------------------------------------
Interest income/earning assets              $1,043.7    7.56%                $925.7     7.58%                $775.0     7.28%
Interest expense/earning
  assets                                       655.2    4.75                  603.2     4.94                  444.4     4.17
-----------------------------------------------------------------------------------------------------------------------------
Net interest margin                           $388.5    2.81%                $322.5     2.64%                $330.6     3.11%
-----------------------------------------------------------------------------------------------------------------------------

     Table 2 presents the dollar amount of changes in interest income and interest expense for major components or earning assets and interest-bearing liabilities, which are presented in Table 1. Table 2 distinguishes between the changes related to average outstanding balances (changes in volume while holding the initial rate

                                           Standard Federal Bancorporation, Inc.

constant) and the changes related to average interest rates (changes in average rates while holding the initial balance constant). Changes attributable to both volume and rates have been allocated proportionately.

TABLE 2
RATE/VOLUME ANALYSIS

                                                             Year Ended December 31,
                                1996 versus 1995                 1995 versus 1994                 1994 versus 1993
-------------------------------------------------------------------------------------------------------------------------
                          Increase (Decrease) Due To:      Increase (Decrease) Due To:      Increase (Decrease) Due To:
-------------------------------------------------------------------------------------------------------------------------
                         Volume       Rate       Total    Volume       Rate       Total    Volume       Rate       Total
-------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS:                                                   (In Millions)
-------------------------------------------------------------------------------------------------------------------------
  Real estate loan       $79.8        ($1.7)      $78.1   $94.7         $8.0      $102.7  $134.8       ($34.8)     $100.0
  Consumer loans           8.6         (2.5)        6.1     7.7          5.1        12.8     1.9          1.7         3.6
  Commercial loans         3.9         (1.0)        2.9     1.5          1.4         2.9     1.4          1.1         2.5
-------------------------------------------------------------------------------------------------------------------------
         Total            92.3         (5.2)       87.1   103.9         14.5       118.4   138.1        (32.0)      106.1
-------------------------------------------------------------------------------------------------------------------------
  Mortgage-backed
    securities            28.8         (4.6)       24.2    20.6         10.1        30.7   (27.6)       (16.1)      (43.7)
  Investment securities    7.7         (1.0)        6.7    (4.1)         5.7         1.6    (5.6)         3.2        (2.4)
-------------------------------------------------------------------------------------------------------------------------
           Total        $128.8       ($10.8)     $118.0  $120.4        $30.3      $150.7  $104.9       ($44.9)      $60.0
-------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING
  LIABILITIES:
-------------------------------------------------------------------------------------------------------------------------
  Deposits               $72.4       ($14.3)      $58.1   $29.2        $69.4       $98.6   $51.0       ($21.1)      $29.9
  FHLB advances and
    other long-term
    borrowings            (4.4)        (4.8)       (9.2)   19.3          3.3        22.6    (8.9)       (16.5)      (25.4)
  Federal funds
    purchased and
    reverse repurchase
    agreements             6.8         (3.7)        3.1    25.5         12.1        37.6     7.3          6.2        13.5
-------------------------------------------------------------------------------------------------------------------------
           Total         $74.8       ($22.8)      $52.0   $74.0        $84.8      $158.8   $49.4       ($31.4)      $18.0
-------------------------------------------------------------------------------------------------------------------------
Net interest income      $54.0        $12.0       $66.0   $46.4       ($54.5)      ($8.1)  $55.5       ($13.5)      $42.0
-------------------------------------------------------------------------------------------------------------------------

ASSET AND LIABILITY MANAGEMENT
Standard Federal considers its primary business objective to be the attainment of maximum returns on stockholders' equity within certain constraints. These include the maintenance of high asset quality, a managed interest rate risk posture and adequate levels of capital and liquidity.
     Interest rate sensitivity generally refers to the potential volatility in net interest income resulting from changes in interest rates and mismatches in the maturity and/or repricing intervals between earning assets and interest-bearing liabilities. Standard Federal's interest rate risk management focuses on the use of interest rate sensitivity "gap analysis," and balance sheet and income statement simulation models, in an attempt to measure and project the potential effects of various market interest-rate scenarios on the Company's interest-rate sensitivity profile. Like most savings institutions, Standard Federal has normally recorded higher levels of net interest income during relatively low and falling interest rate environments and has typically experienced declining net interest margins during periods of relatively higher and/or rising market interest rates. In order to moderate the impact of a rising interest rate environment on the Company's operations, management of Standard Federal continuously attempts to configure the Company's earning assets and interest-bearing liabilities such that differences between the amounts of assets and liabilities that either reprice or mature at various time horizons are minimized.
     Any difference between the amount of assets and liabilities repricing or maturing within one year is referred to as the "one-year repricing gap." A positive one-year repricing gap indicates that more assets mature/reprice than liabilities. Conversely, a negative one-year repricing gap indicates that more liabilities mature/reprice than assets. The Company's one-year repricing gap stood at a negative $97.0 million, or -0.62% of total assets at

                                           Standard Federal Bancorporation, Inc.

December 31, 1996, compared to 0.17% of total assets at December 31, 1995. This relatively insignificant year-to-year change in the one-year repricing gap indicates that as of December 31, 1996, Standard Federal was modestly more vulnerable to subsequent increases in the general levels of market interest rates than it was at the end of 1995. (See Table 4 -- Asset/Liability Repricing Schedule, December 31, 1996, on page 29 herein).
     Table 3 illustrates the changes in the composition of Standard Federal's earning assets during the two-year period ended December 31, 1996.

TABLE 3
EARNING ASSET PORTFOLIO MIX

                                                                     December 31,
                                               1996       % of           1995        % of          1994       % of
                                              Balance     Total        Balance       Total        Balance     Total
                                                                        (In Thousands)
------------------------------------------------------------------------------------------------------------------
Investment securities                          $520,361      4%         $227,774        2%         $369,049      3%
------------------------------------------------------------------------------------------------------------------
Mortgage loans and mortgage-backed
  securities
  Single-family:
    30-year fixed-rate                        2,459,526     16         2,406,642       19         2,123,996     19
    15-year fixed-rate                        2,805,975     19         2,895,415       23         3,178,502     28
    10-year fixed-rate                          453,344      3           487,486        4           545,696      5
    Adjustable-rate                           4,736,730     32         3,384,327       27         2,770,377     24
    Balloons (generally 5-year and 7-year)    1,869,805     13         1,419,448       11         1,399,847     12
------------------------------------------------------------------------------------------------------------------
      Total single-family                    12,325,380     83        10,593,318       84        10,018,418     88
Loans receivable available for sale             940,485      6           902,816        7           134,285      1
Other (commercial real estate and
  apartment loans)                              166,327      1           199,327        2           240,919      2
------------------------------------------------------------------------------------------------------------------
         Total mortgage loans and
           mortgage-backed securities        13,432,192     90        11,695,461       93        10,393,622     91
Other loans (commercial and consumer)           890,840      6           691,697        5           622,239      6
------------------------------------------------------------------------------------------------------------------
             Total earning assets           $14,843,393    100%      $12,614,932      100%      $11,384,910    100%
------------------------------------------------------------------------------------------------------------------
Weighted average estimated life(1)            42 MONTHS                41 months                  47 months
------------------------------------------------------------------------------------------------------------------

(1) The weighted average estimated life of an asset is based on the time frame until the asset is expected to mature or reprice. Changes in interest rate levels in the financial markets will tend to lengthen or shorten the estimated lives of various assets.

     While gap analysis is the most commonly used indicator of interest rate risk in the thrift industry, there is no single interest rate risk measurement system that takes into consideration all of the factors which influence the net interest margin. Other significant factors which impact reported net interest margins include changes in the shape of the U.S. Treasury yield curve, the volume and composition of loan originations and repayment rates on fixed-rate loans.
     The Company has historically used Federal Home Loan Bank ("FHLB") advances as a source of longer-term, fixed-rate funds for purposes of managing interest rate risk. During 1996, Standard Federal decreased its level of FHLB advances by $105.8 million, net. The Company uses this funding source, as well as retail deposits to provide operational liquidity and to satisfy the level of demand for single-family and other loan closings.
     Despite efforts to mitigate the effects of interest rate movements on net interest income, the Company remains vulnerable to rising market interest rates. Also, from time to time, market interest rate movements may affect the cost of the Company's interest-bearing liabilities somewhat faster than its yield on earning assets.
     Table 4 sets forth the repricing of the Company's earning assets and interest-bearing liabilities at December 31, 1996, based on a flat interest rate scenario. The principal amounts of each asset and liability are shown in the period in which they are anticipated to mature or reprice. The rates indicated represent the effective yield or cost, on a bond equivalent basis, on the principal balances. Funds from loan principal payments and anticipated loan repayments are indicated in the period in which they are expected to be received. Based on

                                           Standard Federal Bancorporation, Inc.

available published statistics, average prepayment rates with respect to conventional, fixed-rate single-family mortgages and MBS have been estimated at 12.51% and 12.26%, respectively. The decay rates used were 14% for passbook savings accounts, 17% for transaction accounts and 31% for money market deposit accounts.

TABLE 4
ASSET/LIABILITY REPRICING SCHEDULE
DECEMBER 31, 1996

                                                                         Maturing/Repricing In:
                                                                        1 - 3     3 - 6     6 - 12
                                                             1 Month    Months    Months    Months    Total
EARNING ASSETS:                                                               (In Millions)
------------------------------------------------------------------------------------------------------------
  Investment securities                                        $199       $75       $14       $78       $366
  Mortgage-backed securities                                    276       122       181       349        928
  Loans receivable:
    Real estate:
      Adjustable-rate                                           354       709     1,063     2,127      4,253
      Fixed-rate                                                582       422       206       392      1,602
    Commercial and consumer                                      67       526        61        36        690
------------------------------------------------------------------------------------------------------------
               Total                                         $1,478    $1,854    $1,525    $2,982    $7,839
------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES:
------------------------------------------------------------------------------------------------------------
  Deposits:
    NOW, checking, money market checking and passbook
      savings                                                   $25       $51       $75      $152       $303
    Money market deposits                                        52       104       157       313        626
    Certificates:
      Up to $100,000                                            433       727       998     2,121      4,279
      Over $100,000                                             672       427       219       196      1,514
------------------------------------------------------------------------------------------------------------
             Subtotal                                         1,182     1,309     1,449     2,782      6,722
------------------------------------------------------------------------------------------------------------
  Borrowings:
    FHLB advances and other long-term borrowings                101       200        --        12        313
    Federal funds purchased and reverse repurchase
      agreement                                                 586       315        --        --        901
------------------------------------------------------------------------------------------------------------
             Subtotal                                           687       515        --        12      1,214
------------------------------------------------------------------------------------------------------------
  Impact of interest rate swaps                                  --        --       (10)       10         --
------------------------------------------------------------------------------------------------------------
               Total                                         $1,869    $1,824    $1,439    $2,804     $7,936
------------------------------------------------------------------------------------------------------------
  Interest rate spread
  Excess (Deficiency) of earning assets over (to)
    interest-bearing liabilities                              ($391)      $30       $86      $178       ($97)
------------------------------------------------------------------------------------------------------------

                                           Standard Federal Bancorporation, Inc.

TABLE 4
ASSET/LIABILITY REPRICING SCHEDULE -- CONTINUED
DECEMBER 31, 1996

                                                                     Maturing/Repricing In:
                                                        1 - 3     3 - 5     5 - 10
                                             1 Year     Years     Years     Years     Thereafter     Total     Rate
EARNING ASSETS:                                                      (In Millions)
------------------------------------------------------------------------------------------------------------------
  Investment securities                        $366       $111       $38        $5         $--         $520    7.06%
  Mortgage-backed securities                    928        859       350       453         294        2,884    7.34
  Loans receivable:
    Real estate:
      Adjustable-rate                         4,253         --        --        --          --        4,253    7.43
      Fixed-rate                              1,602      1,275     1,531     1,125         763        6,296    7.58
    Commercial and consumer                     690         68        73        53           6          890    9.99
------------------------------------------------------------------------------------------------------------------
               Total                         $7,839     $2,313    $1,992    $1,636      $1,063      $14,843    7.62%
------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES:
------------------------------------------------------------------------------------------------------------------
  Deposits:
    NOW, checking, money market checking
      and passbook savings                     $303       $476      $338      $482        $378       $1,977    1.62%
    Money market deposits                       626        730       348       266          49        2,019    4.03
    Certificates:
      Up to $100,000                          4,279        718       183       229          --        5,409    5.69
      Over $100,000                           1,514         39         3        10          --        1,566    5.48
------------------------------------------------------------------------------------------------------------------
             Subtotal                         6,722      1,963       872       987         427       10,971    4.62
------------------------------------------------------------------------------------------------------------------
  Borrowings:
    FHLB advances and other long-term
      borrowings                                313      1,514        15       110          --        1,952    5.94
    Federal funds purchased and reverse
      repurchase agreements                     901        465        --        --          --        1,366    6.08
------------------------------------------------------------------------------------------------------------------
             Subtotal                         1,214      1,979        15       110          --        3,318    6.00
------------------------------------------------------------------------------------------------------------------
  Impact of interest rate swaps                  --         --        --        --          --           --    7.19
------------------------------------------------------------------------------------------------------------------
               Total                         $7,936     $3,942      $887    $1,097        $427      $14,289    4.95%
------------------------------------------------------------------------------------------------------------------
  Interest rate spread                                                                                         2.67%
------------------------------------------------------------------------------------------------------------------
  Excess (Deficiency) of earning assets
    over (to) interest-bearing
    liabilities                                ($97)   ($1,629)   $1,105      $539        $636         $554(1)
------------------------------------------------------------------------------------------------------------------

(1) The excess of $554 million noted above has the effect of increasing the indicated spread by 0.16%.

FINANCIAL CONDITION
The Company's assets totaled $15.7 billion at December 31, 1996, reflecting an increase of $2.4 billion over the amount reported at December 31, 1995. The Company acquired Bell on June 7, 1996, and FSB on January 12, 1996. These acquisitions added approximately $2.1 billion in assets to the Company. Loans receivable (including loans available for sale) increased $2.2 billion, net, reflecting the retention of a portion of the Bank's loan closings and the portfolio of loans acquired from each of the current-year mergers mentioned previously. During 1996, single-family residential loan originations totaled a record $10.4 billion, compared to $7.5 billion in originations during the prior year. This increase in single-family loan originations is due in large part to the results achieved by the Company's wholesale mortgage banking division, which was acquired through a

                                           Standard Federal Bancorporation, Inc.

December 1993 merger, along with increases in retail origination volumes. Table 5 and Table 6 set forth the Company's loan portfolio and loan activity, respectively, for the past five years.

TABLE 5
LOAN PORTFOLIO SCHEDULE

                                                                        December 31,
                                                1996           1995          1994          1993          1992
DESCRIPTION:                                                           (In Thousands)
----------------------------------------------------------------------------------------------------------------
Real estate loans receivable:
  One- to four-family:
    Conventional fixed-rate                   $5,416,447    $4,667,582    $5,536,522    $4,570,608    $2,944,900
    Adjustable-rate                            4,052,481     2,709,168     1,899,524     1,303,988     1,113,443
    FHA/VA                                       122,760       119,609       148,779       125,532       128,932
    Unimproved land                                2,618         4,027         2,919         2,550         2,554
  Apartments                                      51,852        66,725        84,287        85,927        82,963
  Commercial                                     130,755       153,828       179,317       174,579       174,616
  Construction                                       200           200         2,298         1,798        17,776
----------------------------------------------------------------------------------------------------------------
         Total real estate loans
           receivable                          9,777,113     7,721,139     7,853,646     6,264,982     4,465,184
----------------------------------------------------------------------------------------------------------------
Real estate loans available for sale:
  One- to four-family:
    Conventional fixed-rate                      796,139       682,808       134,483       743,446       355,126
    Adjustable-rate                               44,680       139,947         1,514        34,590            --
    FHA/VA                                       102,750        83,206            --            --            --
----------------------------------------------------------------------------------------------------------------
         Total real estate loans
           available for sale                    943,569       905,961       135,997       778,036       355,126
----------------------------------------------------------------------------------------------------------------
Consumer:
  Closed-end equity                              128,509        86,853        45,330        26,513        20,137
  Mobile homes                                     1,971         2,655         3,454         3,461         4,369
  Other installment                               65,512        68,289        65,705        64,729        66,542
  Equity line                                    393,051       348,388       326,282       285,936       297,848
  VISA                                            88,589        62,655        58,316        57,612        55,534
----------------------------------------------------------------------------------------------------------------
      Total consumer                             677,632       568,840       499,087       438,251       444,430
----------------------------------------------------------------------------------------------------------------
Non-real estate commercial                       217,355       127,302       129,858        93,799        96,371
----------------------------------------------------------------------------------------------------------------
         Subtotal                             11,615,669     9,323,242     8,618,588     7,575,068     5,361,111
----------------------------------------------------------------------------------------------------------------
Add (Deduct):
  Loans in process                              (135,845)      (99,072)      (87,872)      (85,463)      (51,030)
  Deferred loan fees, net                         (9,429)       (9,961)      (34,686)      (45,025)      (36,402)
  Premiums, net                                   14,141        18,916        27,355        23,783         1,598
  Allowance for loan losses                      (45,700)      (35,400)      (35,000)      (33,300)      (27,700)
----------------------------------------------------------------------------------------------------------------
           Total                             $11,438,836    $9,197,725    $8,488,385    $7,435,063    $5,247,577
----------------------------------------------------------------------------------------------------------------

                                           Standard Federal Bancorporation, Inc.

TABLE 6
LOAN ACTIVITY SCHEDULE

                                                                  Year Ended December 31,
                                           1996            1995            1994            1993            1992
DESCRIPTION:                                                          (In Thousands)
------------------------------------------------------------------------------------------------------------------
Real estate loans originated:
  One- to four-family:
    Conventional fixed-rate             $8,256,091      $5,486,352      $3,497,472      $3,919,025       $3,084,356
    Adjustable-rate                      1,668,545       1,773,217         839,742         401,373          507,872
    FHA/VA                                 448,434         239,870          35,944          23,419           18,246
    Unimproved land                          1,794           2,470             878           1,274            1,695
  Apartments                                 3,648           1,550              96           2,324            1,138
  Commercial                                10,121           4,710          17,358           6,990            1,105
  Construction                                  --              --             500              --              200
------------------------------------------------------------------------------------------------------------------
    Total real estate loans
      originated                        10,388,633       7,508,169       4,391,990       4,354,405        3,614,612
------------------------------------------------------------------------------------------------------------------
Loans purchased and acquired from
  mergers:
  Residential real estate loans
    purchased                                7,471           4,241           1,989           1,820            4,886
  Mortgage loans acquired from
    mergers                              1,375,900              --         281,531         808,884          149,940
------------------------------------------------------------------------------------------------------------------
    Total loans purchased and
      acquired                           1,383,371           4,241         283,520         810,704          154,826
------------------------------------------------------------------------------------------------------------------
Real estate loans sold and
  exchanged:
  Residential real estate loans
    sold                                  (257,915)       (144,097)       (220,310)        (40,083)            (898)
  Residential real estate loans
    exchanged for mortgage-backed
    securities                          (7,536,933)     (5,296,635)     (2,324,528)       (943,782)      (1,227,440)
------------------------------------------------------------------------------------------------------------------
    Total loans sold and exchanged      (7,794,848)     (5,440,732)     (2,544,838)       (983,865)      (1,228,338)
------------------------------------------------------------------------------------------------------------------
Real estate loan repayments, net
  of premium/discount amortization      (1,935,188)     (1,431,797)     (1,176,217)     (1,977,279)      (1,306,349)
Net increase (decrease) in
  consumer and non-real estate
  commercial loans                         199,143          69,459          98,867         (16,479)         (35,842)
------------------------------------------------------------------------------------------------------------------
      Net increase in loans
         receivable                     $2,241,111        $709,340      $1,053,322      $2,187,486       $1,198,909
------------------------------------------------------------------------------------------------------------------

     In conjunction with its mortgage banking activities and as part of its management of assets and liabilities, Standard Federal routinely sells single-family loans. Generally, the loans which are sold are hedged on or about the dates that the Company commits to either originate or purchase the loans. As of December 31, 1996, the Company had identified $940.5 million of single-family, primarily fixed-rate loans as available for sale. These loans are recorded at the lower of cost or market value. The aggregate market value of these loans exceeded the Company's historical cost at the end of 1996. For further discussion of the Company's sale commitments as of December 31, 1996, refer herein to the Liquidity and Capital Resources section on pages 41 and 42.
     During the current year, total deposits increased $1.8 billion, from $9.2 billion at December 31, 1995, to $11.0 billion at December 31, 1996. In 1996, the growth in deposits was primarily attributable to the acquisition's of FSB and Bell which added $1.7 billion in deposits to the Company's portfolio, whereas in 1995, the growth in deposits was primarily attributable to increases in various retail certificate of deposit categories and jumbo public unit funds.
     Standard Federal Bank currently exceeds all regulatory capital guidelines. At December 31, 1996, Standard Federal Bank had core, tangible and risk-based capital of 5.23%, 5.13% and 10.89% of adjusted assets, respectively, compared to regulatory requirements of 3.00%, 1.50% and 8.00% of adjusted assets, respectively. During 1993, the various federal banking agencies implemented the Federal Deposit Insurance Corporation

                                           Standard Federal Bancorporation, Inc.

Improvement Act of 1991 ("FDICIA") PCA provisions. Refer to Note 22 of Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data, herein for the specified capital categories and Management's calculations of Standard Federal Bank's ratios at December 31, 1996. The Office of Thrift Supervision ("OTS") may deem a financial institution to be classified one category lower than the guidelines would otherwise indicate. Standard Federal Bank was categorized, for PCA purposes, as a well-capitalized institution by the OTS throughout 1996.

WHOLESALE MORTGAGE BANKING OPERATIONS
In December 1993, Standard Federal acquired InterFirst Bankcorp, Inc. ("InterFirst"), a unitary thrift holding company headquartered in Ann Arbor, Michigan. The primary business activity of InterFirst was its significant wholesale mortgage banking operation.
     Currently operating as a division of Standard Federal, InterFirst has expanded its mortgage banking network and now conducts wholesale mortgage lending operations nationwide. InterFirst purchases residential mortgage loans, the majority of which are subsequently sold in the secondary mortgage market, primarily to the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). This activity has resulted in increases in the volume of loans serviced for others, which is a growing source of income for the Bank.
     The majority of Standard Federal's wholesale mortgage banking activity consists of the purchase of mortgage loans from the originating lender. InterFirst conducts its wholesale mortgage banking operation through a network of correspondent lenders consisting of banks, thrifts, mortgage companies and mortgage brokers.
     In addition to providing a recurring source of operating earnings in the form of loan servicing fee income earned from the servicing of loans sold in the secondary market, the InterFirst operation has also provided significant adjustable-rate and short-term balloon mortgage loans, a portion of which Standard Federal has placed in its loan portfolio to be held to maturity. These short-term and adjustable-rate loans are attractive to the Company for a variety of reasons including credit quality and asset/liability management. During the year ended December 31, 1996, InterFirst's originations added approximately $358.9 million of adjustable-rate and short-term balloon loans to the Company's loan portfolio. Refer to Table 6 for further information regarding the Company's aggregate lending activities.
     Table 7 presents certain financial information concerning the results of operations of Standard Federal's wholesale mortgage banking operation (InterFirst). These amounts are included in the Company's Consolidated Statement of Income as presented on page 48 herein.

TABLE 7
WHOLESALE MORTGAGE BANKING ACTIVITIES
SELECTED FINANCIAL DATA

                                                                       Year Ended December 31,
                                                                  1996           1995          1994
                                                                           (In Thousands)
-----------------------------------------------------------------------------------------------------
Net interest income after provision for losses                   $21,352        $12,027        $8,039
-----------------------------------------------------------------------------------------------------
Non-interest income(1)                                            $1,433         $3,055        $4,639
-----------------------------------------------------------------------------------------------------
Net gains(2)                                                      $7,809         $1,114        $4,236
-----------------------------------------------------------------------------------------------------
Servicing rights valuation                                        $1,794        ($6,600)           --
-----------------------------------------------------------------------------------------------------
Other expenses                                                  ($15,319)      ($10,422)      ($8,880)
-----------------------------------------------------------------------------------------------------
Amortization of cost in excess of fair value of net assets
  acquired                                                         ($408)         ($408)        ($373)
-----------------------------------------------------------------------------------------------------

(1) Primarily loan servicing fee income
(2) Primarily gains from sales of mortgage loan servicing rights in 1994.

                                           Standard Federal Bancorporation, Inc.

ASSET QUALITY
The Company has consistently maintained a conservative posture with respect to credit risk. Single-family home lending, the Company's primary lending focus, has historically resulted in only nominal credit losses. At December 31, 1996, approximately 69.9% of the Company's earning assets consisted of single-family mortgage loans. In addition, at December 31, 1996, approximately 22.2% of the Company's earning assets consisted of mortgage-backed and other investment securities where, as a practical matter, the risk of loss is being borne by others, such as the Government National Mortgage Association ("GNMA"), FNMA and FHLMC.
     Standard Federal has no investment securities which are less than investment grade, no foreign loans or significant loan concentrations to any one borrower. The credit quality of the Company's commercial loan portfolios, which in the aggregate comprise only 2.4% of total assets (3.3% of total loans) at December 31, 1996, remains high. During the past two years, the Company has begun emphasizing the commercial non-real estate lending business segment. Current plans call for increases in the size of this loan portfolio. As has been the Company's historical practice, such growth will be achieved with adherence to sound underwriting and credit standards.
     The Company's level of nonperforming assets, which totaled $92.0 million at December 31, 1996, continues to represent a modest level of credit exposure for Standard Federal. The Company, in accordance with applicable disclosure requirements, defines an asset as nonperforming if it meets any of the following criteria: 1) a loan more than 90 days past due; 2) real estate acquired in a settlement of a loan; or 3) a restructured loan whose terms have been modified due to the borrower's inability to pay as contractually specified ("troubled debt restructurings"). Loans are generally placed into nonaccrual status when they become 90 days delinquent, except for certain single-family conventional or federally insured/guaranteed loans, which have been identified as possessing characteristics that reasonably assure full collectibility of both principal and interest.
     Gross interest income of approximately $2.9 million, $2.4 million and $2.3 million would have been recorded in 1996, 1995 and 1994, respectively, on nonaccrual loans and troubled debt restructurings if the loans had performed in accordance with their original terms. The amount of interest collected on these loans and included in interest income was approximately $1.7 million, $1.9 million and $1.4 million in 1996, 1995 and 1994, respectively.
     The Company implemented Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures," ("SFAS 118") during 1994. In accordance with the provisions of SFAS 118, Table 8 presents information concerning the Bank's "impaired loans." The Bank has identified its population of impaired loans as consisting of all classified commercial loans pursuant to OTS regulation. All impaired loans are carried at fair value.

TABLE 8
IMPAIRED LOANS

                                                                    December 31,
                                                                 1996          1995
                                                                   (In Thousands)
-------------------------------------------------------------------------------------
Gross impaired loans which have allowances                       $5,731        $7,563
Less: Related allowances for loan losses                         (1,451)       (2,145)
-------------------------------------------------------------------------------------
Net impaired loans with related allowances                        4,280         5,418
Impaired loans with no related allowances                        12,592         7,421
-------------------------------------------------------------------------------------
    Total                                                       $16,872       $12,839
-------------------------------------------------------------------------------------

                                           Standard Federal Bancorporation, Inc.

TABLE 8
IMPAIRED LOANS -- CONTINUED

                                                                      Year Ended December 31,
                                                                 1996          1995          1994
                                                                          (In Thousands)
---------------------------------------------------------------------------------------------------
Average impaired loans outstanding                              $16,653       $22,639       $35,720
---------------------------------------------------------------------------------------------------
Interest income recognized on impaired loans                       $963        $2,018        $3,030
---------------------------------------------------------------------------------------------------

TABLE 9
NONPERFORMING ASSETS

                                                                            December 31,
                                                        1996        1995        1994        1993        1992
                                                                           (In Thousands)
--------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                       $38,968     $13,643      $9,867     $14,478     $19,373
Past due loans                                          36,342      24,242      17,475      21,671      24,504
Renegotiated loans                                       7,119       9,236      13,588      13,843      15,440
--------------------------------------------------------------------------------------------------------------
    Total nonperforming loans                           82,429      47,121      40,930      49,992      59,317
Real estate and other repossessed assets
  ("REO")(1)                                             9,539       5,006      11,047      26,981      12,348
--------------------------------------------------------------------------------------------------------------
    Total nonperforming assets                          91,968      52,127      51,977      76,973      71,665
Less allowance for loan losses                         (45,700)    (35,400)    (35,000)    (33,300)    (27,700)
--------------------------------------------------------------------------------------------------------------
      Total nonperforming assets (net of
         allowances)                                   $46,268     $16,727     $16,977     $43,673     $43,965
--------------------------------------------------------------------------------------------------------------
Ratio of nonperforming assets to total assets             0.59%       0.39%       0.43%       0.71%       0.75%
--------------------------------------------------------------------------------------------------------------
Ratio of nonperforming assets to total loans and
  REO                                                     0.80%       0.56%       0.61%       1.03%       1.36%
--------------------------------------------------------------------------------------------------------------
Allowance coverage of nonperforming loans                55.44%      75.13%      85.51%      66.61%      46.70%
--------------------------------------------------------------------------------------------------------------
Ratio of allowances to total loans                        0.40%       0.38%       0.41%       0.45%       0.53%
--------------------------------------------------------------------------------------------------------------
Ratio of allowances to total loans and REO                0.40%       0.39%       0.42%       0.51%       0.59%
--------------------------------------------------------------------------------------------------------------
Ratio of net charge-offs to average loans                 0.05%       0.01%       0.02%       0.18%       0.17%
--------------------------------------------------------------------------------------------------------------

(1) Excludes those properties securing federally insured or guaranteed loans and is presented net of allowances.

     The Company's 1996 year-end ratio of nonperforming assets to total assets of 0.59% is very low when compared to either industry standards or the Company's capital levels. The adequacy of the allowance for loan losses is evaluated regularly and is based upon judgements concerning the amount of risk inherent in the Company's portfolio. At December 31, 1996, secured nonperforming assets totaled $89.9 million, or 97.7% of total nonperforming assets, while unsecured nonperforming assets totaled just $2.1 million.
     Management is of the opinion that the allowance for loan losses at December 31, 1996, which represents 55.4% of total nonperforming loans, is adequate to meet potential losses in the portfolio. It must be understood, however, that there are inherent risks and uncertainties related to the operations of a financial institution. By necessity, Standard Federal's Consolidated Financial Statements are dependent upon estimates, appraisals and evaluations of loans. Therefore, the possibility exists that changes in such estimates, appraisals and evaluations might be required because of changing economic conditions and the economic prospects of borrowers.
     The increase in the allowance for loan loan losses in 1996 was due, in part, to the higher volume of loans outstanding and certain loans acquired in the Bell Merger, primarily California residential loans, which have a somewhat higher loss experience than the remainder of the Bank's portfolios. This population of California-based loans, totaling approximately $450.2 million at December 31, 1996, resulted in the increased level of net charge-offs during 1996 and is likely to continue to give rise to higher charge-offs during future reporting periods. See Table 11 for additional information on the Company's loan loss allowance.

                                           Standard Federal Bancorporation, Inc.

TABLE 10
NONPERFORMING LOANS
DECEMBER 31, 1996

                                                                                Nonperforming Loans:
                                                                    ---------------------------------------------
                                                                                As a % of Loan    As a % of Total
                                                  Loan Portfolio                  Portfolio        Nonperforming
                                                     Balance        Balance        Balance             Loans
                                                        (In Thousands)
-----------------------------------------------------------------------------------------------------------------

Real Estate:
  One- to four-family                              $10,403,418       $66,577         0.64%              80.77%
  Apartments                                            51,852            --           --                  --
  Commercial:
    Office buildings                                    51,240         4,666         9.11                5.66
    Shopping centers                                    38,651         5,535        14.32                6.72
    Warehouses                                          13,372           574         4.29                0.70
    Other                                               27,413            37         0.13                0.04
-----------------------------------------------------------------------------------------------------------------
      Total real estate                             10,585,946        77,389         0.73               93.89
-----------------------------------------------------------------------------------------------------------------
Consumer:
  Equity line                                          396,681         1,539         0.39                1.87
  VISA                                                  88,589         1,453         1.64                1.76
  Closed-end equity                                    128,016           299         0.23                0.36
  Other consumer                                        67,483           356         0.53                0.43
-----------------------------------------------------------------------------------------------------------------
      Total consumer                                   680,769         3,647         0.54                4.42
-----------------------------------------------------------------------------------------------------------------
Non-Real Estate Commercial:
  Secured                                              199,560         1,134         0.57                1.38
  Unsecured                                             18,261           259         1.42                0.31
-----------------------------------------------------------------------------------------------------------------
      Total non-real estate commercial                 217,821         1,393         0.64                1.69
-----------------------------------------------------------------------------------------------------------------
      Total loans                                   11,484,536        82,429         0.72              100.00%
-----------------------------------------------------------------------------------------------------------------
Less allowances for loan losses                        (45,700)      (45,700)          --                  --
-----------------------------------------------------------------------------------------------------------------
         Total loans (net of allowances)           $11,438,836       $36,729         0.32%                 --
-----------------------------------------------------------------------------------------------------------------

     In addition to the nonperforming assets discussed in this Asset Quality section, the Company has identified $5.6 million of commercial real estate loans which, while generally current as to contractual payment requirements, have higher risk characteristics. In many instances, net cash flows from the properties which serve as collateral for the loans are insufficient to service the debt, and such deficiencies are paid by the borrowers/guarantors. This group of loans, commonly referred to as "performing/nonperforming," has a higher likelihood of default in the future.
     Refer to Notes 1 and 10 of Notes to Consolidated Financial Statements in
Item 8. Financial Statements and Supplementary Data, herein for further discussion of the Company's policies regarding provisions for loan losses and allowances for uncollected interest.

                                           Standard Federal Bancorporation, Inc.

TABLE 11
LOAN LOSS ACTIVITY

                                                           Mortgage      Consumer      Commercial       Total
                                                            Loans         Loans          Loans          Loans
                                                                              (In Thousands)
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 1991                                 $15,965        $5,465          $2,140        $23,570
---------------------------------------------------------------------------------------------------------------
  Provision for losses                                       7,213           941          3,574          11,728
  Allowances of acquired institutions                          300            --             --             300
  Recoveries                                                   505         1,253            120           1,878
  Realized losses                                           (6,658)       (3,104)           (14)         (9,776)
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 1992                                  17,325         4,555          5,820          27,700
---------------------------------------------------------------------------------------------------------------
  Provision for losses                                       5,244         1,735          4,332          11,311
  Allowances of acquired institutions                        3,806           100            994           4,900
  Recoveries                                                    51         1,149             56           1,256
  Realized losses                                           (1,626)       (2,839)        (7,402)        (11,867)
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                                  24,800         4,700          3,800          33,300
---------------------------------------------------------------------------------------------------------------
  Provision for (Recovery of) losses                          (334)          616            (98)            184
  Allowances of acquired institutions                        2,950            --             --           2,950
  Recoveries                                                 1,105         1,291            148           2,544
  Realized losses                                           (1,521)       (2,307)          (150)         (3,978)
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                                  27,000         4,300          3,700          35,000
---------------------------------------------------------------------------------------------------------------
  Provision for (Recovery of) losses                          (495)        1,294            505           1,304
  Recoveries                                                 2,058         1,291              4           3,353
  Realized losses                                             (463)       (2,585)        (1,209)         (4,257)
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                                  28,100         4,300          3,000          35,400
---------------------------------------------------------------------------------------------------------------
  Provision for losses                                         853         1,890            249           2,992
  Allowances of acquired institutions                       12,764            --             --          12,764
  Recoveries                                                   895         1,650             18           2,563
  Realized losses                                           (4,662)       (3,340)           (17)         (8,019)
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                                 $37,950        $4,500          $3,250        $45,700
---------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME
The Company continues to derive increasing amounts of transaction and account-related fee income as a result of the operations of its expanding retail branch operations. Deposit-related fees and charges totaled $29.2 million, $26.2 million and $22.4 million for the years ended December 31, 1996, 1995 and 1994, respectively. As a result of the Company's merger and acquisition activity, combined with aggressive checking account promotions, Standard Federal's deposit account customer base has increased significantly over the past several years.
     The Company's loan servicing operation produced net fees on loans serviced for the benefit of others of $14.2 million for the year ended December 31, 1996, compared to income of $13.1 million recorded in 1995 and $11.6 million recorded in 1994. These increases in results are due to the large volume of loan servicing produced by both the wholesale and retail lending operations.
     The generally higher interest rate environment that prevailed during 1996 resulted in a $1.8 million reduction in the Bank's previously recorded valuation allowance against its investment in mortgage servicing rights. The market value of loans and mortgage servicing rights tend to move in opposite directions as changes occur in the general levels of market interest rates and loan demand. At December 31, 1996, the book value of

                                           Standard Federal Bancorporation, Inc.

the Company's mortgage servicing rights totaled $133.6 million. A large, rapid drop in the general level of interest rates could cause a significant reduction in the value of such servicing rights with a corresponding reduction in income. The Company periodically sells portions of its servicing rights to reduce its exposure to such events.
     During 1996, the Company experienced somewhat lower levels of loan repayments in the serviced portfolio. The lower levels of repayments resulted in a slight, gradual decrease in the normal rate of amortization of capitalized mortgage loan servicing rights, thereby increasing the Company's aggregate net loan servicing fee income. During 1995, the Company experienced higher levels of loan repayments in the serviced portfolio. The higher levels of repayments resulted in the recognition of a $6.6 million servicing rights valuation allowance and further increased the normal rate of amortization of its capitalized mortgage loan servicing rights, thereby reducing the Company's aggregate net loan servicing fee income. At December 31, 1996, loans serviced for the benefit of others totaled $10.5 billion, an increase of 23.4% compared to the $8.5 billion serviced for others at December 31, 1995. In addition to loan servicing fee income (net of the amortization of the capitalized mortgage loan servicing rights), the Company derives significant amounts of net interest income from this operation as a result of its investment of the related cash balances.
     Net gains on the sale of the Company's earning assets totaled $19.6 million, $20.7 million and $7.0 million for the years ended December 31, 1996, 1995 and 1994, respectively. The comparatively higher levels of gains recorded in 1996 and 1995 are attributable to the relatively favorable interest rate environment that characterized the period, the record-setting levels of loan production and the adoption of FASB Statement No. 122, "Accounting for Mortgage Servicing Rights an Amendment of FASB Statement 65" ("SFAS 122"). Issued in May 1995, SFAS 122 prescribes accounting methods which generally result in comparatively higher amounts of gains realized from the sales of loans. The level of future sales and gains is dependent upon the levels and compositions of loan originations and the general levels of market interest rates. Due to these factors, gains recognized upon the sales of loans are subject to significant fluctuations from period to period.
     Refer to Note 1 of the Notes to Consolidated Financial Statements in Item
8. Financial Statements and Supplementary Data, herein for a discussion of the Company's accounting policies relative to investment securities, mortgage-backed securities and loans receivable available for sale.

OPERATING AND ADMINISTRATIVE EXPENSES
Operating and administrative expenses, before capitalization of direct costs of loan originations, totaled $362.8 million, $239.4 million and $229.6 million for the years ended December 31, 1996, 1995 and 1994, respectively. Included in the operating and administrative expenses for the year ended December 31, 1996, is the payment of the $67.3 million pre-tax FDIC special assessment discussed previously herein. Net operating and administrative expenses excluding this nonrecurring charge totaled $295.5 million for the year ended December 31, 1996. This 23.4% increase in 1996 is attributable to the FSB and Bell mergers, normal increases in various overhead expense items due to general increases in the price levels for goods and services and higher loan volume. During the year ended December 31, 1996, Standard Federal operated an average of 175 full-service retail Banking Centers, compared to 1995 and 1994, when the Company operated an average 165 and 169 Banking Centers, respectively. While the Company's continuing shift to retail funding sources inherently results in higher operating expenses, the retail sources typically offer a relatively lower cost of funds, higher retail banking fees and increased loan origination opportunities.
     The Company's gross compensation and benefits expense, before the capitalization of direct costs of loan origination, totaled $143.7 million, $112.1 million and $104.7 million for the years ended December 31, 1996, 1995 and 1994, respectively. The 28.2% increase in 1996 is primarily attributable to normal salary increases, the employees added from the FSB and Bell mergers, greater use of temporary employment services and the various incremental costs associated with the Company's continued record loan production. Total Bank staffing increased by 25% from 2,989 full-time equivalents at December 31, 1995, to 3,729 full-time equivalents at December 31, 1996, an increase of 740 employees. Total loans serviced by the Company, including subserviced loans, increased $3.9 billion, or 20%, to $22.7 billion during the year which also caused increased staffing levels and expenses. Total Bank staffing increased from 2,868 full-time equivalents at December 31, 1994 to 2,989 full-time equivalents at December 31, 1995, an increase of 121 employees. Staffing at the Bank's wholesale

                                           Standard Federal Bancorporation, Inc.

lending division increased 50 full-time equivalents during 1995. In addition, in the second half of 1995 the Bank added 38 employees in connection with its new mutual funds and annuities sales program, and also added 15 employees to expand its commercial business lending function. Total loans serviced by the Company increased by $3.3 billion, or 25%, to $16.9 billion during 1995, which also caused increased staffing levels and expenses in that period.
     Advertising expense, which totaled $12.8 million during the year ended December 31, 1996, increased $2.6 million, or 25%, over the $10.2 million of expense incurred during the prior year. Advertising expenditures fluctuate because they are dependent upon desired levels of product promotion. Additionally, the Bank's initial entry into the greater Chicago market via the Bell acquisition resulted in increased advertising related expenditures in 1996.
     In accordance with generally accepted accounting principles, certain loan origination costs are deferred and amortized as an adjustment of yield over the life of loans closed. Accordingly, during 1996 Standard Federal deferred $49.3 million of loan origination costs, while during 1995 and 1994 such deferred expenses totaled $41.4 million and $31.1 million, respectively.
     During 1995, the Company sold four relatively small branch offices acquired in previous mergers and closed two additional offices. The elimination of these offices helped reduce the Company's overall level of operating expenses during 1995. The 1995 sales of branch offices produced pretax gains of $1.4 million, which are included in Standard Federal's non-interest income under the caption "Other" in the Consolidated Statements of Income.
     The Company's Federal Deposit Insurance Corporation ("FDIC") premiums increased by $3.4 million, to $22.8 million during 1996 compared to $19.4 million in 1995, and by $1.4 million during 1995 compared to the $18.0 million incurred in 1994. During 1996 and 1995, Standard Federal paid higher insurance premiums due to its increased deposit base.
     As previously discussed, the Bank was required by federal law to recognize, during 1996, a one-time, industrywide assessment, the Bank's portion of which totaled $67.3 million. This assessment was used to fully recapitalize the SAIF. Payment of this special assessment will reduce the Bank's annual FDIC insurance premium rate from 23 basis points of insured deposit liabilities to 6.5 basis points, or by approximately 72%, prospectively beginning in 1997.

                                           Standard Federal Bancorporation, Inc.

TABLE 12
OPERATING AND ADMINISTRATIVE EXPENSES

                                                                                                   Change From
                                                                                                   Prior Year:
                                                         Year Ended December 31,               Increase/(Decrease)
                                                     1996          1995          1994           1996          1995
                                                                            (In Thousands)
--------------------------------------------------------------------------------------------------------------------
Compensation and benefits                          $143,664      $112,142      $104,747        $31,522        $7,395
Occupancy and equipment                              55,382        46,982        46,916          8,400            66
Federal insurance premium                            22,810        19,379        18,020          3,431         1,359
General and administrative                           31,898        24,129        20,535          7,769         3,594
Amortization of cost in excess of fair value
  of net assets acquired                             16,008        15,780        15,167            228           613
Advertising                                          12,785        10,231        10,627          2,554          (396)
Other taxes                                           7,084         5,982         8,209          1,102        (2,227)
Other                                                 5,888         4,818         5,377          1,070          (559)
--------------------------------------------------------------------------------------------------------------------
  Gross operating and administrative expenses
    before the FDIC special assessment and
    the capitalized direct costs of loan
    closings                                        295,519       239,443       229,598         56,076         9,845
FDIC special assessment                              67,311            --            --         67,311            --
Less capitalized direct costs of loan
  closings                                          (49,327)      (41,431)      (31,071)        (7,896)      (10,360)
--------------------------------------------------------------------------------------------------------------------
    Total, net                                     $313,503      $198,012      $198,527       $115,491         ($515)
--------------------------------------------------------------------------------------------------------------------
Gross operating expense ratio(1)                      62.06%        59.69%        56.84%
--------------------------------------------------------------------------------------------------------------------
Net operating expense ratio(1)                        51.11%        48.63%        48.60%
--------------------------------------------------------------------------------------------------------------------

(1) Total operating and administrative expenses (excluding amortization of goodwill and the FDIC special assessment) divided by the sum of net interest income and other recurring income (primarily fees and charges). This ratio is often referred to as an "efficiency ratio".

FEDERAL INCOME TAXES
For the year ended December 31, 1996, the Company's provision for federal income taxes as a percentage of pretax earnings was 36.3%, compared to 36.5% in 1995 and 36.2% in 1994. For all periods presented in the Consolidated Statements of Income, the provision for federal income taxes varies from statutory rates due primarily to the nondeductibility of goodwill amortization.

COMPLETED ACQUISITIONS
On June 7, 1996, the Company completed its acquisitions of Bell. The purchase price, including payments made with respect to outstanding stock options, amounted to $355.0 million. Bell, through its principal operating subsidiary, Bell Federal Savings and Loan Association, operated 14 full-service branch offices in the greater Chicago, Illinois market. Bell had total assets of $1.9 billion and deposits of $1.6 billion at the date of acquisition.
     On January 12, 1996, the Company completed its acquisition of FSB. The purchase price, including payments made with respect to outstanding stock options, amounted to $24.7 million. FSB, through its principal operating subsidiary, Fidelity Savings Bank, operated four full-service branch offices in market areas within the Company's operating area in Kalamazoo, Michigan. FSB had total assets of $163.3 million and deposits of $122.8 million at the date of acquisition.
     On August 27, 1994, the Company completed its acquisition of Mackinac Financial. The purchase price amounted to $21.3 million. Mackinac Financial operated five full-service branch offices in market areas contiguous to the Company's operating area in southeastern Michigan. Mackinac Financial had total assets of $201.2 million and deposits of $121.0 million at the date of acquisition.

                                           Standard Federal Bancorporation, Inc.

     On April 8, 1994, the Company completed its acquisition of Central Holding. The purchase price amounted to $21.3 million. Central Holding operated six full-service branch offices and three home lending centers in market areas contiguous to the Company's operating area in southeastern Michigan. Central Holding had total assets of $229.4 million and deposits of $170.6 million at the date of acquisition.
     Refer to Notes 1 and 14 of Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data, herein for additional information relating to the Company's merger and acquisition activities.

LIQUIDITY AND CAPITAL RESOURCES
     The standard measure of liquidity in the thrift industry is the ratio of cash and eligible investments, as defined by regulation, to the sum of net withdrawable savings and borrowings due within one year. The OTS has established the current minimum liquidity requirement at 5%. The Company, as a component of its overall asset and liability management strategy, maintains qualifying liquid assets at levels which exceed regulatory requirements. At December 31, 1996 and 1995, the Company's liquidity ratios were 7.4% and 6.8%, respectively. For the years ended December 31, 1996 and 1995, the Company's average liquidity ratios were 7.3% and 7.6%, respectively.
     The Company's primary sources of funds are customer deposits, loan and mortgage-backed security principal repayments and sales, net interest income, advances from the FHLB, reverse repurchase agreements with primary dealers and cash generated from operations. While these sources are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic and market conditions. Standard Federal does not foresee any difficulty in meeting its liquidity requirements.
     Loan and mortgage-backed security principal repayments totaled $2.6 billion during 1996, representing a decrease of $102.8 million, or 3.8%, compared to 1995. The slight decrease, which occurred despite a substantially larger loan portfolio in 1996, was primarily attributable to a generally higher interest rate environment in 1996 which decreased the overall rate of principal repayments.
     Sales/securitizations of single-family mortgage loans totaled $7.8 billion in 1996, compared to $5.4 billion sold in 1995. The sales recorded during 1996 were higher than in 1995 due to the increased loan origination volume. Only a portion of loans originated are retained by the Bank and held to maturity or final repayment.
     Customer deposits increased $1.8 billion, or 19.9%, and totaled $11.0 billion at December 31, 1996. The increase is directly attributable to completed acquisitions during 1996. During 1996, the Company decreased its borrowings from the FHLB by $105.8 million, net of advances. The Company utilizes FHLB advances (typically medium-term advances with put options) to provide operational liquidity and to assist in funding loan originations.
     The Company also routinely borrows using reverse repurchase agreements. The total amount borrowed under reverse repurchase agreements was $1.4 billion at December 31, 1996, compared to $819.4 million at the end of 1995. The average balances outstanding during 1996 and 1995 totaled $1.0 billion and $910.7 million, respectively. Refer to Note 17 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, herein for further discussions concerning these funding sources.
     During July 1996, the Company completed a $100.0 million medium-term, fixed rate, subordinated note offering to enhance the Bank's capital position in connection with the SAIF assessment and merger activities. The Company also loaned $55.0 million of these funds to the Bank and the remainder of the proceeds from the debt offering are being used for general corporate purposes.
     From June 30, 1988, through December 31, 1991, the Company continuously paid quarterly cash dividends on its common stock at the annual rate of $0.40 per share. In the last 21 quarters, the Board of Directors has approved 10 dividend increases. On January 16, 1997, the Company's Board of Directors declared a quarterly cash dividend of $0.20 per share.
     Stockholders' equity increased $40.5 million to $956.8 million at December 31, 1996, an increase of 4.4%. This level of stockholders' equity represented 6.11% of total assets at December 31, 1996. During 1995, the Company's Board of Directors authorized a stock repurchase program with limits up to 5% of outstanding shares as a desirable use of excess capital. To date, the Company has repurchased 922,000 shares of common stock, or approximately 3% of outstanding shares, at a weighted average price of $37.51 per share.
     At December 31, 1996, Standard Federal had outstanding mortgage loan commitments, excluding undisbursed portions of loans in process, of $823.9 million, compared to $824.0 million at December 31, 1995.

                                           Standard Federal Bancorporation, Inc.

In addition to these commitments, Standard Federal was also in the process of underwriting $71.1 million of additional retail single-family mortgage loan applications. Based on historical experience, the vast majority of these applications will be approved and closed by the Company. The Company also had unused lines of credit provided to consumers of $903.9 million ($769.6 million at December 31, 1995), of which $681.3 million, ($563.6 million at December 31,
1995), were for adjustable-rate loans. The mortgage loan commitments, which may be disbursed subject to certain limitations, extend over varying periods of time, with substantially all of such funds disbursed within a three-month period. The unused lines of credit provided to consumers generally represent open-ended lines of credit which are funded on demand.
     At December 31, 1996, Standard Federal had no commitments to purchase MBS. At December 31, 1996, Standard Federal had outstanding firm commitments to sell $1.1 billion of fixed-rate, $20.5 million of balloon and $80.5 million of adjustable-rate MBS for mandatory delivery. At December 31, 1996, in addition to the firm forward commitments discussed above, the Company also had options to sell $30.0 million of securitized, single-family loans. The cost of these options, which expire in the first quarter of 1997, was $132,000. This cost will become an adjustment to the basis of the wholesale loans sold if the options are exercised or will be expensed if the options are not exercised.
     Total commercial and other standby letters of credit amounting to $13.1 million were outstanding at the end of 1996. The Company's exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments. Standard Federal uses the same credit policies in making these commitments as those involved in extending loans to customers. Unused lines of credit provided to commercial customers (generally open-ended lines of credit which are funded on demand) totaled $124.4 million at December 31, 1996, compared to $69.6 million at December 31, 1995.
     Under Federal Reserve Board regulations, the Company is required to maintain specified levels of reserve balances (i.e., cash) with the Federal Reserve Bank System. Such balances are based upon the composition of the Company's deposit base. At December 31, 1996, the Company was required to maintain reserve balances of $29.5 million and complied with such regulations.

ACCOUNTING AND REPORTING DEVELOPMENTS
     During March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). This Statement requires that long-lived assets, goodwill related to those assets to be held and used by an entity and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS 121 effective January 1, 1996. Adoption of this Statement has not had, nor is expected to have, a material impact on the financial condition or results of operations of the Company.
     During May 1995, the FASB issued its Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights an Amendment of FASB Statement No. 65" ("SFAS 122"). This Statement requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, regardless of how those servicing rights are acquired. The Company adopted SFAS 122 retroactive to January 1, 1995. The Company's adoption of SFAS 122 resulted in an increase to 1995 net earnings of approximately $2,700,000, or $0.08 per share. The ongoing impact of SFAS 122 is dependent upon, among other things, the volume of loan originations, the general levels of market interest rates and the rate of estimated loan prepayments. Accordingly, management is unable to predict with any reasonable certainty what effect SFAS 122 will have on the Company's future results of operations or its financial condition.
     During October 1995, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This Statement establishes optional financial accounting and reporting standards for stock-based employee compensation plans. SFAS 123 is required to be implemented for financial statements for fiscal years beginning after December 15, 1995. The Company implemented SFAS 123 during 1995. Since Standard Federal intends to retain its current accounting method for its stock-based employee compensation plans, this Statement only required additional disclosures for the Company, and as such, its adoption has had no material impact on the Company's financial

                                           Standard Federal Bancorporation, Inc.

condition or results of its operations. See Note 23 of the Notes to the Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data, herein, for further discussion.
     During June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). This Statement, among other things, applies a "financial-components approach" that focuses on control, whereby an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. While SFAS 125 supersedes SFAS 122, its accounting guidance is consistent, in most respects, with SFAS 122 concerning residential mortgage servicing rights. The Company is required to adopt certain portions of SFAS 125 on January 1, 1997. Other portions of SFAS 125 have been extended to January 1, 1998. Adoption of this Statement is not expected to have a material impact on the financial condition or results of operations of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS

  INDEPENDENT ACCOUNTANTS' REPORTS..........   45
  CONSOLIDATED STATEMENTS OF FINANCIAL
     CONDITION..............................   47
  CONSOLIDATED STATEMENTS OF INCOME.........   48
  CONSOLIDATED STATEMENTS OF CASH FLOWS.....   49
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
     EQUITY.................................   52
  NOTES TO CONSOLIDATED FINANCIAL
     STATEMENTS.............................   53

INDEPENDENT ACCOUNTANTS' AUDIT REPORT

[DELOITTE & TOUCHE LOGO]

Standard Federal Bancorporation, Inc.:

We have audited the accompanying consolidated statements of financial condition of Standard Federal Bancorporation, Inc. (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Standard Federal Bancorporation, Inc. at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1 of the Notes to Consolidated Financial Statements, the Company changed its method of accounting for goodwill associated with certain acquisitions on January 1, 1996 and its method of accounting for mortgage servicing rights on January 1, 1995.

DELOITTE & TOUCHE LLP

January 16, 1997
Detroit, Michigan

INDEPENDENT ACCOUNTANTS' ATTESTATION REPORT

[DELOITTE & TOUCHE LOGO]

Standard Federal Bancorporation, Inc.:

We have examined management's assertion that, as of December 31, 1996, Standard Federal Bancorporation, Inc. maintained an effective internal control structure over financial reporting presented in conformity with both generally accepted accounting principles and the Office of Thrift Supervision instructions for Thrift Financial Reports, included in Management's Report dated January 16, 1997.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of the internal control structure over financial reporting, testing, and evaluating the design and operating effectiveness of the internal control structure over financial reporting, and such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

Because of inherent limitations in any internal control structure, errors or irregularities may occur and not be detected. Also, projections of any evaluation of the internal control structure over financial reporting to future periods are subject to the risk that the internal control structure may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.

In our opinion, management's assertion that, as of December 31, 1996, Standard Federal Bancorporation, Inc. maintained an effective internal control structure over financial reporting presented in conformity with both generally accepted accounting principles and the Office of Thrift Supervision instructions for Thrift Financial Reports is fairly stated, in all material respects, based on the criteria established in "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

DELOITTE & TOUCHE LLP

January 16, 1997
Detroit, Michigan

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION Standard Federal Bancorporation, Inc.

                                                                       December 31,
                                                                  1996              1995
ASSETS:                                                               (In Thousands)
--------------------------------------------------------------------------------------------
  Cash                                                            $129,333           $90,789
--------------------------------------------------------------------------------------------
  Cash equivalents                                                  31,199            16,029
  Term federal funds sold and securities purchased under
    resale agreements                                               13,400                --
  Investment securities held to maturity (fair values of
    $476,472, and $210,935, respectively)                          475,762           211,745
  Mortgage-backed securities held for trading at fair value             --           224,843
  Mortgage-backed securities available for sale at fair
    value                                                          602,223           689,432
  Mortgage-backed securities held to maturity (fair values
    of $2,287,060 and $2,329,546, respectively)                  2,281,973         2,275,158
  Loans receivable available for sale                              940,485           902,816
  Loans receivable                                              10,498,351         8,294,909
--------------------------------------------------------------------------------------------
    Total earning assets                                        14,843,393        12,614,932
--------------------------------------------------------------------------------------------
  Accrued interest receivable                                       79,819            69,147
  Real estate and other repossessed assets                          11,251             5,764
  Premises and equipment                                           215,921           191,988
  Cost in excess of fair value of net assets acquired              161,998           135,874
  Other assets                                                     209,076           167,114
--------------------------------------------------------------------------------------------
           Total assets                                        $15,650,791       $13,275,608
--------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
--------------------------------------------------------------------------------------------
LIABILITIES:
  Deposits                                                     $10,971,018        $9,151,929
  FHLB advances and other long-term borrowings                   1,852,974         1,973,797
  Federal funds purchased and reverse repurchase agreements      1,366,253           844,420
  Medium-term subordinated notes                                    98,631                --
--------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                          14,288,876        11,970,146
--------------------------------------------------------------------------------------------
  Accrued interest payable                                          39,665            58,430
  Undisbursed payments on participations sold                       95,971            98,798
  Advance payments by borrowers for taxes and insurance             90,739            75,767
  Federal income taxes payable                                      39,245            66,245
  Liability for checks and money orders issued                      77,557            50,785
  Other liabilities                                                 61,965            39,174
--------------------------------------------------------------------------------------------
      Total liabilities                                         14,694,018        12,359,345
--------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
  Serial preferred stock, no par value per share; 50,000,000
    shares authorized; none issued                                      --                --
  Common stock, no par value per share; 150,000,000 shares
    authorized; 31,990,098 shares issued and outstanding at
    December 31, 1996; 31,185,175 shares issued and
    outstanding at December 31, 1995                               250,637           231,884
  Restricted stock grant, net                                          (85)               --
  Retained earnings, partially restricted                          693,435           663,655
  Unrealized gain on mortgage-backed securities available
    for sale, net of taxes                                          12,786            20,724
--------------------------------------------------------------------------------------------
         Total stockholders' equity                                956,773           916,263
--------------------------------------------------------------------------------------------
           Total liabilities and stockholders' equity          $15,650,791       $13,275,608
--------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME          Standard Federal Bancorporation, Inc.

                                                                      Year Ended December 31,
                                                                 1996            1995           1994
                                                               (In Thousands, Except Per Share Data)
------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Loans receivable                                              $787,813       $700,671       $582,260
  Mortgage-backed securities                                     224,677        200,477        169,801
  Investment securities                                           31,253         24,555         22,935
------------------------------------------------------------------------------------------------------
    Total                                                      1,043,743        925,703        774,996
------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Deposits                                                       476,087        418,049        319,352
  FHLB advances and other long-term borrowings                   111,258        123,995        101,372
  Federal funds purchased and reverse repurchase agreements       64,297         61,175         23,625
  Medium-term subordinated notes                                   3,595             --             --
------------------------------------------------------------------------------------------------------
    Total                                                        655,237        603,219        444,349
------------------------------------------------------------------------------------------------------
  Net interest income                                            388,506        322,484        330,647
  Provision for losses                                             2,992          1,304            184
------------------------------------------------------------------------------------------------------
  Net interest income after provision for losses                 385,514        321,180        330,463
------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
  Loan fees and charges                                            9,554          6,837          5,991
  Deposit-related fees and charges                                29,202         26,161         22,447
  Loan servicing fee income, net                                  14,256         13,197         11,620
  Servicing rights valuation adjustment                            1,794         (6,600)            --
  Gain on the sale of earning assets                              19,607         20,694          6,957
  Gain (Loss) on the sale of real estate owned                      (941)        (1,271)         1,077
  Other                                                            7,099          6,015          6,575
------------------------------------------------------------------------------------------------------
    Total                                                         80,571         65,033         54,667
------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
  Compensation and benefits                                      104,202         78,997         79,891
  Occupancy and equipment                                         55,382         46,982         46,916
  Federal insurance premium                                       22,810         19,379         18,020
  FDIC special assessment                                         67,311             --             --
  General and administrative                                      22,033         15,843         14,320
  Amortization of cost in excess of fair value of net assets
    acquired                                                      16,008         15,780         15,167
  Advertising                                                     12,785         10,231         10,627
  Other taxes                                                      7,084          5,982          8,209
  Other                                                            5,888          4,818          5,377
------------------------------------------------------------------------------------------------------
    Total                                                        313,503        198,012        198,527
------------------------------------------------------------------------------------------------------
Income before provision for federal income taxes and the
  cumulative effect of a change in accounting for goodwill       152,582        188,201        186,603
Provision for federal income taxes                                55,400         68,700         67,600
------------------------------------------------------------------------------------------------------
Income before the cumulative effect of a change in
  accounting for goodwill                                         97,182        119,501        119,003
Cumulative effect of a change in accounting for goodwill         (43,032)            --             --
------------------------------------------------------------------------------------------------------
NET INCOME                                                       $54,150       $119,501       $119,003
------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
Income before the cumulative effect of a change in
  accounting for goodwill                                          $3.03          $3.70          $3.70
Cumulative effect of a change in accounting for goodwill           (1.34)            --             --
------------------------------------------------------------------------------------------------------
NET INCOME                                                         $1.69          $3.70          $3.70
------------------------------------------------------------------------------------------------------
DIVIDENDS PER COMMON SHARE                                         $0.78          $0.70          $0.62
------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS      Standard Federal Bancorporation, Inc.

                                                                         Year Ended December 31,
                                                                   1996           1995           1994
                                                                             (In Thousands)
---------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Interest received on earning assets                            $1,042,166       $913,749       $756,529
  Loan and other fees received                                      107,126         68,910         59,857
  Proceeds from the sale of mortgage-backed securities held
    for trading                                                     689,856        344,398             --
  Cash disbursed for real estate loans available for sale        (7,352,441)    (5,201,266)    (1,953,474)
  Proceeds from the sale of real estate loans available for
    sale                                                          6,624,917      4,079,739      2,593,407
  Other operating income, net                                         6,109          3,332          6,825
  Interest paid on interest-bearing liabilities                    (685,691)      (587,831)      (432,377)
  Operating and administrative expenses                            (368,740)      (243,097)      (185,358)
  Federal income taxes paid                                         (50,500)       (41,100)       (63,211)
---------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) operating activities              12,802       (663,166)       782,198
---------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Net increase in term federal funds sold and securities
    purchased under resale agreements                               (13,400)            --             --
  Proceeds from the sale of investment and mortgage-backed
    securities available for sale                                   148,782             --        129,757
  Maturities of interest-earning deposits                               831             --             --
  Purchases of interest-earning deposits                                 --           (831)            --
  Purchases of investment securities held to maturity               (20,659)      (167,386)      (580,168)
  Maturities and partial repayments of investment securities
    held to maturity                                                 72,890        230,503        645,236
  Purchases of FHLB stock                                            (7,909)        (1,558)        (7,223)
  Redemptions of FHLB stock                                              --             --         10,112
  Disbursements of real estate loans                             (2,687,612)    (3,172,511)    (2,437,948)
  Principal repayments of real estate loans                       1,811,099      2,362,360      1,181,588
  Purchases of mortgage-backed securities held to maturity               --           (244)      (767,921)
  Principal repayments of mortgage-backed securities held to
    maturity                                                        572,526        335,458        584,530
  Principal repayments of mortgage-backed securities
    available for sale                                              130,571             --             --
  Net increase in consumer and commercial loans                    (153,916)       (69,459)       (83,765)
  Proceeds from the disposition of real estate and other
    repossessed assets                                               13,921         14,888         34,374
  Capital expenditures, net                                         (29,783)       (14,674)        (5,168)
  Net cash used to acquire Bell Bancorp, Inc.                      (341,794)            --             --
  Net cash used to acquire FSB Financial Corporation                (23,423)            --             --
  Net cash used to acquire Mackinac Financial Corporation                --             --        (20,953)
  Net cash used to acquire Central Holding Company                       --             --        (15,141)
---------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                          (527,876)      (483,454)    (1,332,690)
---------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                                           Standard Federal Bancorporation, Inc.

                                                                         Year Ended December 31,
                                                                   1996            1995            1994
                                                                              (In Thousands)
----------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Net increase in deposit accounts, excluding sale of
    deposits                                                       $98,287      $1,033,150         $90,572
  Cash transferred to the acquiror of deposit liabilities               --         (30,235)        (18,105)
  Net increase in securities sold under agreements to
    repurchase                                                     521,833          92,957         463,203
  Proceeds from FHLB advances                                      825,000         552,000         698,521
  Repayments of FHLB advances                                     (959,742)       (601,163)       (440,350)
  Proceeds of other borrowings                                     100,000              --              --
  Repayments of other long-term borrowings                         (16,369)             --          (6,000)
  Net proceeds from the exercise of common stock options            33,915           4,512           2,792
  Dividends paid to stockholders                                   (24,370)        (21,999)        (19,471)
  Cash disbursed to repurchase stock                               (15,279)        (19,299)             --
  Restricted stock grants                                               32              --              --
  Net change in retail transactions in process                       1,528         (80,847)        (17,532)
  Net receipts (disbursements) of advance payments by
    borrowers for taxes and insurance                                8,247          (2,318)         31,493
  Net receipts (disbursements) of payments due on
    participations sold                                             (4,294)         58,341        (138,893)
----------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                      568,788         985,099         646,230
----------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                53,714        (161,521)         95,738
BEGINNING CASH AND CASH EQUIVALENTS                                106,818         268,339         172,601
----------------------------------------------------------------------------------------------------------
ENDING CASH AND CASH EQUIVALENTS                                  $160,532        $106,818        $268,339
==========================================================================================================
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY (USED
  IN) OPERATING ACTIVITIES:
  Net income                                                       $54,150        $119,501        $119,003
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation and amortization                                   15,662          13,958          13,584
    Amortization of cost in excess of fair value of net
      assets acquired                                               16,008          15,780          15,167
    Cumulative effect of a change in accounting for goodwill        43,032              --              --
    Provision for losses                                             2,992           1,304             184
    Gain on the sale of branches                                        --          (1,444)           (799)
    Gain on the sale of earning assets                             (19,607)        (20,694)         (6,957)
    Provision for deferred federal income taxes                     21,239           4,376          10,290
    Increase (Decrease) in federal taxes payable, net              (48,239)         33,467          (1,075)
    (Increase) Decrease in loans receivable available for
      sale                                                         (37,669)       (768,531)        639,933
    Unrealized gain on mortgage-backed securities held for
      trading                                                           --          (8,598)             --
    (Increase) Decrease in accrued interest receivable               1,619          (8,624)         (9,620)
    Increase (Decrease) in accrued interest payable                 (9,406)         15,631          12,840
    Accretion of loan fees and other discounts and premiums,
      net                                                           (6,898)           (798)        (11,709)
    Deferral of loan origination fees (costs), net                   2,514         (16,924)          3,476
    Net change in accrued and prepaid expenses                     (22,595)        (41,570)         (2,119)
----------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) operating activities          $12,802       ($663,166)       $782,198
----------------------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
----------------------------------------------------------------------------------------------------------
  Loans receivable transferred to real estate and other
    repossessed assets                                             $15,952          $9,591         $15,705
  Loans receivable exchanged for mortgage-backed securities     $7,536,933      $5,296,635      $2,324,528
  Mortgage-backed securities held to maturity transferred to
    either held for trading or available for sale                       --        $936,973              --
  Loans receivable available for sale transferred to loans
    receivable                                                          --              --        $388,045
----------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                                           Standard Federal Bancorporation, Inc.

The Bank's merger activity for the years ended December 31, 1996, 1995 and 1994 is summarized in the schedule below. Refer to the Completed Acquisition Section of the Management's Discussion and Analysis (see page 40), for further information on these acquisitions.

                                                                     June 7, 1996
                                                                    (In Thousands)
----------------------------------------------------------------------------------------
BELL BANCORP, INC., ACQUISITION:
  Cash paid for common stock and stock options                                  $355,006
  Fair value of assets acquired                                $1,923,610
  Fair value of liabilities assumed                            (1,644,204)
----------------------------------------------------------------------------------------
  Fair value of net assets acquired                                              279,406
----------------------------------------------------------------------------------------
  Core deposit premium and cost in excess of fair value of
    net assets acquired                                                          $75,600
----------------------------------------------------------------------------------------

                                                                   January 12, 1996
                                                                    (In Thousands)
----------------------------------------------------------------------------------------
FSB FINANCIAL CORPORATION ACQUISITION:
  Cash paid for common stock and stock options                                   $24,726
  Fair value of assets acquired                                  $165,778
  Fair value of liabilities assumed                              (147,073)
----------------------------------------------------------------------------------------
  Fair value of net assets acquired                                               18,705
----------------------------------------------------------------------------------------
  Core deposit premium and cost in excess of fair value of
    net assets acquired                                                           $6,021
----------------------------------------------------------------------------------------

                                                                   August 27, 1994
                                                                    (In Thousands)
----------------------------------------------------------------------------------------
MACKINAC FINANCIAL CORPORATION ACQUISITION:
  Cash paid for common stock and stock options                                   $21,300
  Fair value of assets acquired                                  $210,107
  Fair value of liabilities assumed                              (195,090)
----------------------------------------------------------------------------------------
  Fair value of net assets acquired                                               15,017
----------------------------------------------------------------------------------------
  Core deposit premium and cost in excess of fair value of
    net assets acquired                                                           $6,283
----------------------------------------------------------------------------------------

                                                                    April 8, 1994
                                                                    (In Thousands)
----------------------------------------------------------------------------------------
CENTRAL HOLDING COMPANY ACQUISITION:
  Cash paid for common stock and stock options                                   $21,288
  Fair value of assets acquired                                  $237,585
  Fair value of liabilities assumed                              (224,213)
----------------------------------------------------------------------------------------
  Fair value of net assets acquired                                               13,372
----------------------------------------------------------------------------------------
  Core deposit premium and cost in excess of fair value of
    net assets acquired                                                           $7,916
----------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           Standard Federal Bancorporation, Inc.

                                                                                         Unrealized
                                                                     Retained           Net Gain on
                                                   Restricted        Earnings         Mortgage-Backed            Total
                                     Common       Stock Grant,      (Partially           Securities          Stockholders'
                                     Stock            Net           Restricted)      Available for Sale          Equity
                                                                        (In Thousands)
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993          $243,879           $--           $466,621                 $--               $710,500
  Net income                              --            --            119,003                  --                119,003
  Dividends paid to
    stockholders ($0.62 per
    share)                                --            --            (19,471)                 --                (19,471)
  Stock options exercised              2,792            --                 --                  --                  2,792
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994           246,671            --            566,153                  --                812,824
  Net income                              --            --            119,501                  --                119,501
  Dividends paid to
    stockholders ($0.70 per
    share)                                --            --            (21,999)                 --                (21,999)
  Stock options exercised              4,512            --                 --                  --                  4,512
  Stock repurchased and
    retired                          (19,299)           --                 --                  --                (19,299)
  Unrealized net gain recorded
    on mortgage-backed
    securities available for
    sale                                  --            --                 --              20,724                 20,724
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995           231,884            --            663,655              20,724                916,263
  Net income                              --            --             54,150                  --                 54,150
  Dividends paid to
    stockholders ($0.78 per
    share)                                --            --            (24,370)                 --                (24,370)
  Stock options exercised             33,915            --                 --                  --                 33,915
  Stock repurchased and
    retired                          (15,279)           --                 --                  --                (15,279)
  Issuance of restricted stock           117          (117)                --                  --                     --
  Amortization of restricted
    stock                                 --            32                 --                  --                     32
  Change in unrealized net
    gain recorded on
    mortgage-backed securities
    available for sale                    --            --                 --              (7,938)                (7,938)
------------------------------------------------------------------------------------------------------------------------
                                    $250,637          ($85)          $693,435             $12,786               $956,773
------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS      Standard Federal Bancorporation,
Inc.

1. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
Standard Federal Bancorporation, Inc. (the "Company") is the holding company for Standard Federal Bank (the "Bank"). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. Significant intercompany balances and transactions have been eliminated.

NATURE OF OPERATIONS
The Company's primary business consists of attracting deposits from the general public and originating single-family home mortgage loans. The Company also acquires funds on a wholesale basis from a variety of sources, manages a high-quality securities portfolio, services a significant volume of loans for others, makes consumer, commercial real estate and commercial non-real estate loans. The Company's principal market for its retail banking operations is the Midwest. The Company also operates a nationwide wholesale mortgage banking division.
     The Company serves as a financial intermediary by gathering funds from a variety of sources and investing such funds in loans and other investments with the objective of maximizing the interest differential received within acceptable risk parameters. These loans and investments carry with them inherent risks that differ from investments made by other commercial, industrial and service enterprises. The risks and uncertainties facing savings institutions and other financial intermediaries are substantial and, in many instances, beyond the control of the institution or intermediary.

CASH EQUIVALENTS
Cash equivalents include daily federal funds sold and daily securities purchased under resale agreements.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES
Investments and mortgage-backed securities ("MBS") are recorded at cost on a settlement date basis. Discounts and premiums are amortized using the interest method over the estimated lives of the assets. Investments and MBS determined to be trading securities are reported at fair value with unrealized gains and losses included in earnings. Investments and MBS which the Company has the positive intent and ability to hold to maturity are reported at amortized cost. All other investments and MBS are classified as available for sale, and are reported at fair value with unrealized gains and losses reported in stockholders' equity. Gain or loss on the sales of investments and MBS are based on the specific identification method.

LOANS RECEIVABLE
Loans receivable available for sale are carried at the lower of cost or market determined on an aggregate basis. All loans held in portfolio are carried at amortized cost. The Company has both the intent and the ability to hold all loans in portfolio, for investment purposes, for the foreseeable future. Discounts and premiums are amortized using the interest method over the estimated lives of the assets.
     As part of its management of assets and liabilities, the Company has sold retail single-family loans, primarily all of which had been classified as available for sale. In addition, through its wholesale mortgage banking division, the Company routinely sells loans primarily to the secondary market agencies. The Company has identified a population of loans as being available for sale at December 31, 1996. The Company intends to sell all of this portfolio, primarily during the first quarter of 1997. Gains or losses resulting from the sale of loans are based on the specific identification method, are recorded on a settlement date basis, and reflect the extent that the sales proceeds exceed the Company's investment in the loans.

ALLOWANCE FOR LOSSES
A provision for possible losses is charged to operations based on management's evaluation of the potential losses in its various loan and investment portfolios. The major factors considered in evaluating potential losses and the adequacy of total allowances are historical charge-off experience, delinquency, general economic

Notes to Consolidated Financial Statements
                                           Standard Federal Bancorporation, Inc.

1. SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED
ALLOWANCE FOR LOSSES -- CONTINUED
conditions and the fair value of any related collateral. The allowance for loan losses is established based on management's assessment of trends in the homogeneous pools, such as single-family mortgage loans and consumer loans, as well as the results of management's periodic review of the loans in the non-homogeneous pools, such as commercial real estate and non-real estate loans.
     The Bank has identified its population of impaired loans as consisting of all classified commercial loans pursuant to OTS regulations. All impaired loans are carried at the estimated fair value of the collateral less the cost to dispose. The Bank has identified its population of nonaccrual loans as all loans more than 90 days delinquent, except for certain single-family conventional or federally insured/guaranteed loans, which have been identified as possessing characteristics that reasonably assure full collectibility of both principal and interest.
     The Bank's charge-off policy with respect to single-family mortgage loans is to charge-off the loan amount in excess of the fair value of the collateral at the time the loan is transferred to the real estate owned portfolio and recorded at fair market value. The Bank will charge-off the loss portion of a commercial real estate or non-real estate loan when management determines that the fair market value of the collateral is less than the investment in the impaired loan.

UNCOLLECTED INTEREST
An allowance is generally provided for uncollected interest on loans which are more than 90 days delinquent. Such interest is recognized as income as collected. The Company's interest allowance totaled $2,797,000, $1,668,000 and $1,324,000 at December 31, 1996, 1995 and 1994, respectively.

REAL ESTATE AND OTHER REPOSSESSED ASSETS
Real estate and other repossessed assets are recorded and carried at the lower of cost or fair value less selling costs. Costs relating to the development and improvement of the property are capitalized. Such costs were not significant during any of the three years in the period ended December 31, 1996. Costs relating to holding the property are charged to expense.

PREMISES AND EQUIPMENT
Premises and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method as follows:
      Buildings and improvements -- 10 to 39 years
      Furniture, fixtures and equipment -- 10 years
      Computer equipment -- 2 to 9 years
      Leasehold improvements -- lesser of term of lease or useful life of the property

     During March 1995, the Financial Accounting Standards Board ("FASB") issued its Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). This Statement requires that long-lived assets and certain identifiable intangibles, and goodwill related to those assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS 121 effective January 1, 1996. Adoption of this Statement did not have a material impact on the financial condition or results of operations of the Company.

COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED
Since 1980, the Company has expanded its branch network geographically by merging with 19 savings institutions and purchasing three branches from other savings institutions. All but one of these acquisitions were accounted for using the purchase method of accounting. Under the purchase method of accounting, the Company's Consolidated Statements of Income reflect the income of the acquired institutions only since the respective dates of acquisition. In addition, all assets acquired and liabilities assumed are adjusted to fair value

Notes to Consolidated Financial Statements
                                           Standard Federal Bancorporation, Inc.

1. SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED
COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED -- CONTINUED as of the dates of acquisition. Goodwill and other intangible assets are reviewed for possible impairment when events or changed circumstances indicate that the carrying amount may not be recoverable. See Note 14 of the Notes to Consolidated Financial Statements for further information concerning the Company's acquisition activities.
     The Company adopted the FASB's Statement of Financial Accounting Standards No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" ("SFAS 72") effective January 1, 1996, for three regulatory-assisted acquisitions completed by the Bank during the period 1980-1982, prior to the FASB's issuance of SFAS 72. Refer to Note 14 of these Notes to Consolidated Financial Statements for further discussion of this adoption on the Company's financial condition and results of operations.

MORTGAGE SERVICING RIGHTS
Mortgage servicing rights ("MSR") represent the cost of acquiring the right to service mortgage loans. These costs are initially capitalized and subsequently amortized in proportion to, and over the period of, estimated net loan servicing income. During May 1995, the FASB issued its Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights an Amendment of FASB Statement No. 65" ("SFAS 122"). This Statement requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, regardless of how those servicing rights are acquired. The Company adopted SFAS 122 retroactive to January 1, 1995. The Company's adoption of SFAS 122 resulted in an increase to 1995 net earnings of approximately $2,700,000, or $0.08 per share. The ongoing impact of SFAS 122 is dependent upon, among other things, the volume of loan originations, the general levels of market interest rates and the rate of estimated loan prepayments. Accordingly, management is unable to predict with any reasonable certainty what effect SFAS 122 will have on the Company's future results of operations or its financial condition. The FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") during June 1996. SFAS 125, among other things, applies a "financial-components approach" that focuses on control, whereby an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. While SFAS 125 supersedes SFAS 122, its accounting guidance is consistent, in most respects, with SFAS 122 concerning residential mortgage servicing rights. The Company is required to adopt certain portions of SFAS 125 effective January 1, 1997. Other portions of SFAS 125 have been extended to January 1, 1998. Adoption of this Statement is not expected to have a material impact on the financial condition or results of operations of the Company.

INCOME TAXES
The Company files consolidated federal income tax returns. The Company's provision for federal income taxes for all periods presented varies from statutory rates due primarily to the nondeductibility of goodwill amortization.

ESTIMATES AND ASSUMPTIONS
The preparation of financial statements, in conformity with generally accepted accounting principles, requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
     The financial condition of a savings institution, and to some extent, its operating performance, is dependent to a significant degree upon estimates and appraisals of value, evaluations of creditworthiness and assumptions about future events and economic conditions. Recent history has demonstrated that these estimates, appraisals,

Notes to Consolidated Financial Statements
                                           Standard Federal Bancorporation, Inc.

1. SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED
ESTIMATES AND ASSUMPTIONS -- CONTINUED
evaluations and assumptions are subject to rapid change, and that such changes can materially affect the reported financial condition of a savings institution and its financial performance, and may result in restrictions on an institution's ability to continue to operate in its customary manner.

RECLASSIFICATIONS
Certain reclassifications have been made in the Consolidated Financial Statements and accompanying Notes for 1995 and 1994 in order to conform with the 1996 presentation.

2. CASH EQUIVALENTS, FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER RESALE AGREEMENTS
At December 31, 1996 and 1995, the Company held $1,699,000 and $7,329,000, respectively, of short-term money market funds. These funds were held as security for certain pension liabilities.
     At December 31, 1996 and 1995, the Company also held $42,900,000 and $8,700,000, respectively, of securities purchased under resale agreements consisting of mortgage loans, mortgage-backed securities, U.S. Government obligations and other marketable investment securities with market values in excess of cost. At December 31, 1996 and 1995, the agreements matured within six and two days, respectively, and called for the delivery of the same securities. The securities underlying the agreements were held in safekeeping on the Company's behalf by the following primary dealers.

                                                                 Securities Held as a
                                                                    Percentage of
                                                                 Stockholders' Equity
                                                                     December 31,
                           Dealer                               1996              1995
--------------------------------------------------------------------------------------
Merrill Lynch                                                   4.48%               --
Lehman Brothers                                                  --               0.95%
--------------------------------------------------------------------------------------
    Total                                                       4.48%             0.95%
--------------------------------------------------------------------------------------

     The average amounts of securities purchased under resale agreements outstanding during the years ended December 31, 1996 and 1995, were $69,340,000 and $102,517,000, respectively. The maximum amounts of resale agreements outstanding at any month-end during the period were $149,300,000 and $200,000,000 for the years ended December 31, 1996 and 1995, respectively.

3. INVESTMENT SECURITIES
Investment securities are summarized as follows:
DECEMBER 31, 1996

------------------------------------------------------------------------------------------------------------------
                                                                            Gross           Gross
                                                            Carrying      Unrealized      Unrealized       Market
                                                             Value          Gains           Losses         Value
                Portfolio Description:                                          (In Thousands)
------------------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations (including net
  unamortized discount -- $8,533)                           $288,145        $3,223           ($790)       $290,578
Investment-grade corporate debt securities -- at cost             95            --              --              95
FHLB stock -- at cost                                        112,058            --              --         112,058
U.S. Government and agency obligations (including net
  unamortized discount -- $384)                               74,128           349          (1,852)         72,625
Other (including net unamortized discount -- $479)             1,336            --            (220)          1,116
------------------------------------------------------------------------------------------------------------------
    Total                                                   $475,762        $3,572         ($2,862)       $476,472
------------------------------------------------------------------------------------------------------------------
Weighted average interest rate at end of period(1)              7.13%
------------------------------------------------------------------------------------------------------------------

(1) The weighted average interest rate is presented on a bond equivalent basis.

Notes to Consolidated Financial Statements
                                           Standard Federal Bancorporation, Inc.

3. INVESTMENT SECURITIES -- CONTINUED
DECEMBER 31, 1995

                                                                            Gross           Gross
                                                            Carrying      Unrealized      Unrealized       Market
                                                             Value          Gains           Losses         Value
                Portfolio Description:                                          (In Thousands)
------------------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations -- at cost               $25,642          $195             $--         $25,837
Investment-grade corporate debt securities -- at cost            125            --              --             125
FHLB stock -- at cost                                        102,427            --              --         102,427
Certificates of deposits -- at cost                              831            --              --             831
U.S. Government and agency obligations (including net
  unamortized premium -- $8)                                  81,082         1,049          (1,785)         80,346
Other (including net unamortized discount -- $586)             1,638            --            (269)          1,369
------------------------------------------------------------------------------------------------------------------
    Total                                                   $211,745        $1,244         ($2,054)       $210,935
------------------------------------------------------------------------------------------------------------------
Weighted average interest rate at end of period(1)              7.09%
------------------------------------------------------------------------------------------------------------------

(1) The weighted average interest rate is presented on a bond equivalent basis.

DECEMBER 31, 1994

------------------------------------------------------------------------------------------------------------------
                                                                            Gross           Gross
                                                            Carrying      Unrealized      Unrealized       Market
                                                             Value          Gains           Losses         Value
                Portfolio Description:                                          (In Thousands)
------------------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations -- at cost               $35,415         $78             ($476)        $35,017
Investment-grade corporate debt securities (including
  net unamortized premium -- $100)                            48,935          --               (70)         48,865
FHLB stock -- at cost                                        100,869          --                --         100,869
U.S. Government and agency obligations (including net
  unamortized premium -- $20)                                 85,256           6            (3,825)         81,437
Other (including net unamortized discount -- $672)             1,863          --              (323)          1,540
------------------------------------------------------------------------------------------------------------------
    Total                                                   $272,338         $84           ($4,694)       $267,728
------------------------------------------------------------------------------------------------------------------
Weighted average interest rate at end of period(1)              6.62%
------------------------------------------------------------------------------------------------------------------

(1) The weighted average interest rate is presented on a bond equivalent basis.

     Scheduled contractual maturities of investment-grade corporate debt securities at December 31, 1996, are summarized as follows:

                                                                  Weighted
                                                                Average Rate
                                                                 at End of         Carrying       Market
                                                                 Period(1)          Value         Value
                                                                                      (In Thousands)
--------------------------------------------------------------------------------------------------------
Due in 1 year or less                                               7.50%             $30            $30
Due after 1 year through 5 years                                    7.50               65             65
--------------------------------------------------------------------------------------------------------
    Total                                                           7.50%             $95            $95
--------------------------------------------------------------------------------------------------------

(1) The weighted average interest rate is presented on a bond equivalent basis.

Notes to Consolidated Financial Statements
                                           Standard Federal Bancorporation, Inc.

3. INVESTMENT SECURITIES -- CONTINUED
     Scheduled contractual maturities of U.S. Government and agency obligations at December 31, 1996, are summarized as follows:

                                                                  Weighted
                                                                Average Rate
                                                                 at End of         Carrying       Market
                                                                 Period(1)          Value          Value
                                                                                       (In Thousands)
---------------------------------------------------------------------------------------------------------
Due in 1 year or less                                               6.40%          $55,197        $55,506
Due after 1 year through 5 years                                    4.65            13,597         12,738
Due after 5 years through 10 years                                  3.94             5,000          4,050
Due after 10 years                                                  9.02               334            331
---------------------------------------------------------------------------------------------------------
    Total                                                           5.93%          $74,128        $72,625
---------------------------------------------------------------------------------------------------------

(1) The weighted average interest rate is presented on a bond equivalent basis.

     Included in the portfolio at December 31, 1996, are $112,785,000 of adjustable-rate investment securities having a market value of $110,534,000 ($40,528,000 at December 31, 1995, with a market value of $38,941,000).
     At December 31, 1996, the Bank had pledged investment securities with outstanding balances of $4,665,000 as security for certain pension liabilities ($5,366,000 at December 31, 1995).
     The sales of investment securities in 1996 and 1994 consisted only of those securities obtained from recent acquisitions which did not fit into the Company's asset/liability management strategy.

4. MORTGAGE-BACKED SECURITIES HELD FOR TRADING
The MBS held for trading of $224,843,000 at December 31, 1995 consists of certain of the Company's loans that were securitized during the month of December 1995 but which were not sold until the month of January 1996. A pretax gain of $8,598,000 related to these MBS was included in 1995 earnings. The Company had no MBS held for trading at December 31, 1996 nor 1994.

5. MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE
Mortgage-backed securities available for sale are summarized as follows:

DECEMBER 31, 1996
-----------------------------------------------------------------------------------------------------------------
                                                                       Gross           Gross           Carrying
                                                      Amortized      Unrealized      Unrealized         Value/
                                                        Cost           Gains           Losses        Market Value
Portfolio Description:                                                      (In Thousands)
-----------------------------------------------------------------------------------------------------------------
Federal National Mortgage Association ("FNMA")        $213,833         $9,789          ($662)          $222,960
Federal Home Loan Mortgage Corporation ("FHLMC")       368,719         10,597            (53)           379,263
-----------------------------------------------------------------------------------------------------------------
    Total                                             $582,552        $20,386          ($715)          $602,223
-----------------------------------------------------------------------------------------------------------------
Weighted average interest rate at end of period(1)        8.55%
-----------------------------------------------------------------------------------------------------------------

(1) The weighted average interest rate is presented on a bond equivalent basis.

Notes to Consolidated Financial Statements
                                           Standard Federal Bancorporation, Inc.

5. MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE -- CONTINUED

DECEMBER 31, 1995
-----------------------------------------------------------------------------------------------------------------
                                                                       Gross           Gross           Carrying
                                                      Amortized      Unrealized      Unrealized         Value/
                                                        Cost           Gains           Losses        Market Value
Portfolio Description:                                                      (In Thousands)
-----------------------------------------------------------------------------------------------------------------
FNMA                                                  $196,740        $11,273            $--           $208,013
FHLMC                                                  460,809         20,610             --            481,419
-----------------------------------------------------------------------------------------------------------------
    Total                                             $657,549        $31,883            $--           $689,432
-----------------------------------------------------------------------------------------------------------------
Weighted average interest rate at end of period(1)        8.59%
-----------------------------------------------------------------------------------------------------------------

(1) The weighted average interest rate is presented on a bond equivalent basis.

     The unrealized gain on the MBS available for sale portfolio has been recorded, net of tax, in the Company's Consolidated Statement of Financial Condition as a component of stockholders' equity. The Company had no MBS available for sale at December 31, 1994. Proceeds from the sale of MBS available for sale totaled $79,762,000 for the year ended December 31, 1996. A pretax gain of $880,000 related to these MBS was included in 1996 earnings. The Company did not sell any MBS available for sale during the year ended December 31, 1995.

6. MORTGAGE-BACKED SECURITIES HELD TO MATURITY
Mortgage-backed securities held to maturity are summarized as follows:

DECEMBER 31, 1996
------------------------------------------------------------------------------------------------------------------
                                                                          GROSS           GROSS
                                                         CARRYING       UNREALIZED      UNREALIZED        MARKET
                                                          VALUE           GAINS           LOSSES          VALUE
PORTFOLIO DESCRIPTION:                                                        (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------
FNMA                                                    $1,078,747        $7,318         ($13,904)      $1,072,161
FHLMC                                                    1,115,883        14,259           (3,959)       1,126,183
Government National Mortgage Association ("GNMA")           74,283         1,442             (251)          75,474
Other investment grade mortgage-backed securities           13,060           188               (6)          13,242
------------------------------------------------------------------------------------------------------------------
    Total                                               $2,281,973       $23,207         ($18,120)      $2,287,060
------------------------------------------------------------------------------------------------------------------
Weighted average interest rate at end of period(1)            7.16%
------------------------------------------------------------------------------------------------------------------

(1) The weighted average interest rate is presented on a bond equivalent basis.

DECEMBER 31, 1995
-------------------------------------------------------------------------------------------------------------------
                                                                           GROSS           GROSS
                                                          CARRYING       UNREALIZED      UNREALIZED        MARKET
                                                           VALUE           GAINS           LOSSES          VALUE
PORTFOLIO DESCRIPTION:                                                         (IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------
FNMA                                                       $891,175       $19,445            ($3)          $910,617
FHLMC                                                     1,293,068        32,500            (98)         1,325,470
GNMA                                                         56,200         2,301            (57)            58,444
Other investment grade mortgage-backed securities            34,715           300             --             35,015
-------------------------------------------------------------------------------------------------------------------
    Total                                                $2,275,158       $54,546          ($158)        $2,329,546
-------------------------------------------------------------------------------------------------------------------
Weighted average interest rate at end of period(1)             7.25%
-------------------------------------------------------------------------------------------------------------------

(1) The weighted average interest rate is presented on a bond equivalent basis.

Notes to Consolidated Financial Statements
                                           Standard Federal Bancorporation, Inc.

6. MORTGAGE-BACKED SECURITIES HELD TO MATURITY -- CONTINUED

DECEMBER 31, 1994
-------------------------------------------------------------------------------------------------------------------
                                                                           Gross           Gross
                                                          Carrying       Unrealized      Unrealized        Market
                                                           Value           Gains           Losses          Value
Portfolio Description:                                                         (In Thousands)
-------------------------------------------------------------------------------------------------------------------
FNMA                                                     $1,057,482        $4,588         ($25,490)      $1,036,580
FHLMC                                                     1,385,098         1,666          (51,184)       1,335,580
GNMA                                                         42,859           181           (1,332)          41,708
Other investment grade mortgage-backed securities            42,037            69             (876)          41,230
------------------------------------------------------------------------------------------------------------------
    Total                                                $2,527,476        $6,504         ($78,882)      $2,455,098
------------------------------------------------------------------------------------------------------------------
Weighted average interest rate at end of period(1)             7.07%
------------------------------------------------------------------------------------------------------------------

(1) The weighted average interest rate is presented on a bond equivalent basis.

     The Company's MBS held to maturity portfolio consists primarily of securities acquired in the secondary market. Included in the portfolio at December 31, 1996, are $569,886,000 of adjustable-rate MBS having a market value of $576,086,000 ($675,939,000 at December 31, 1995, with a market value of
$691,365,000). At December 31, 1996 and 1995, MBS held to maturity included net unamortized discounts of $17,362,000 and $15,334,000, respectively.
     The Company had pledged $1,597,452,000 and $1,059,106,000 of MBS at December 31, 1996 and 1995, respectively, as collateral for a variety of borrowings and interest rate exchange agreements. Refer to Notes 16, 17 and 18 herein for further discussion.
     In conjunction with the SFAS 115 Implementation Guide, issued by the FASB in November 1995, the Company reclassified a total of $936,973,000 of MBS, originally classified as held to maturity, as either available for sale or held for trading. As a result of this reclassification, the Company recorded an unrealized gain of $20,724,000, net of tax, in stockholders' equity and realized an after-tax gain of $6,062,000 in its 1995 net income.

7. LOANS RECEIVABLE AVAILABLE FOR SALE
Loans receivable available for sale are summarized as follows:

DECEMBER 31, 1996
-----------------------------------------------------------------------------------------------------------------
                                                                           Gross           Gross
                                                           Carrying      Unrealized      Unrealized       Market
                                                            Value          Gains           Losses         Value
                Portfolio Description:                                         (In Thousands)
-----------------------------------------------------------------------------------------------------------------
30-year fixed-rate mortgage loans                          $673,203        $1,291          $  --         $674,494
20-year fixed-rate mortgage loans                            34,700            --           (309)          34,391
15-year fixed-rate mortgage loans                           108,894            --           (509)         108,385
Balloon mortgage loans                                       39,603            --           (150)          39,453
Adjustable-rate mortgage loans                               84,085           466             --           84,551
-----------------------------------------------------------------------------------------------------------------
    Total                                                  $940,485        $1,757          ($968)        $941,274
-----------------------------------------------------------------------------------------------------------------
Weighted average interest rate at end of period                7.74%
-----------------------------------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
                                           Standard Federal Bancorporation, Inc.

7. LOANS RECEIVABLE AVAILABLE FOR SALE -- CONTINUED

DECEMBER 31, 1995
------------------------------------------------------------------------------------------------------------------
                                                                            Gross           Gross
                                                            Carrying      Unrealized      Unrealized       Market
                                                             Value          Gains           Losses         Value
                 Portfolio Description:                                         (In Thousands)
------------------------------------------------------------------------------------------------------------------
30-year fixed-rate mortgage loans                           $538,887        $2,376           $--          $541,263
20-year fixed-rate mortgage loans                             13,749           137            --            13,886
15-year fixed-rate mortgage loans                            111,719           914            --           112,633
Balloon mortgage loans                                        79,455           935            --            80,390
Adjustable-rate mortgage loans                               159,006         2,355            --           161,361
------------------------------------------------------------------------------------------------------------------
    Total                                                   $902,816        $6,717           $--          $909,533
------------------------------------------------------------------------------------------------------------------
Weighted average interest rate at end of period                 7.34%
------------------------------------------------------------------------------------------------------------------

8. LOANS RECEIVABLE
For details of the loans receivable portfolio at December 31, 1996 and 1995, see the 1996 and 1995 columns of Table 5 of the Loan Portfolio Schedule on page 31. The information in those columns is incorporated by reference into these Notes to Consolidated Financial Statements.
     Included in the portfolio at December 31, 1996, are $4,817,663,000 of adjustable-rate loans ($3,503,100,000 at December 31, 1995), which periodically adjust to various indices, subject to certain contractual limitations on adjustments.
     At December 31, 1996, the Company had outstanding mortgage loan commitments, excluding undisbursed portions of loans in process, of $823,881,000 ($823,964,000 at December 31, 1995), of which $132,190,000 ($81,102,000 at
December 31, 1995) were for adjustable-rate loans. In addition to these commitments, Standard Federal was also in the process of underwriting $71,053,000 of additional retail single-family mortgage loan applications. Based on historical experience, the vast majority of these applications will be approved and closed by the Company. The Company also had outstanding consumer and commercial loan commitments, excluding undisbursed portions of loans in process, of $7,966,000 ($8,370,000 at December 31, 1995). The mortgage loan commitments, which are disbursed subject to certain limitations, extend over varying periods of time, with substantially all of such funds disbursed within a three-month period.
     The Company had unused lines of credit provided to consumers of $903,868,000 ($769,629,000 at December 31, 1995), of which $681,273,000
($563,578,000 at December 31, 1995) were for adjustable-rate loans. The Company also had unused lines of credit provided to commercial customers of $124,406,000 ($69,633,000 at December 31, 1995). The unused lines of credit provided to consumers generally represent open-ended lines of credit which are funded on demand for periods of up to ten years.
     The Company's exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making these commitments as those involved in extending loans to customers.

9. LOAN SERVICING
The following summary presents information regarding loans serviced for the benefit of others, substantially all of which are serviced on behalf of FNMA and FHLMC, and net loan servicing fee income. Included in the total loans serviced for the benefit of others at December 31, 1996, are $8,166,000 ($15,483,000 at December 31, 1995) of loans sold with recourse.

Notes to Consolidated Financial Statements
                                           Standard Federal Bancorporation, Inc.

9. LOAN SERVICING -- CONTINUED

                                                                   At or For the Year Ended December 31,
                                                                   1996             1995            1994
                                                                              (In Thousands)
-----------------------------------------------------------------------------------------------------------
Mortgage loans serviced for the benefit of others:
  Retail-originated                                              $4,516,572      $3,820,218      $2,280,770
  Wholesale-originated                                            4,708,799       3,092,210       1,560,944
  Acquired from mergers                                           1,120,603       1,396,255       1,622,543
  Purchased in the secondary market                                 148,972         196,263         242,161
-----------------------------------------------------------------------------------------------------------
    Total                                                       $10,494,946      $8,504,946      $5,706,418
-----------------------------------------------------------------------------------------------------------
Servicing portfolio weighted average note rate                         7.75%           7.96%           8.05%
-----------------------------------------------------------------------------------------------------------
Loan servicing fee income                                           $32,873         $24,233         $21,840
Amortization of loan servicing rights                               (17,657)         (9,652)         (7,478)
Amortization of deferred excess servicing rights                       (960)         (1,384)         (2,742)
-----------------------------------------------------------------------------------------------------------
  Loan servicing fee income, net                                     14,256          13,197          11,620
Servicing rights valuation adjustment                                 1,794          (6,600)             --
Late charge income                                                    2,339           1,758           1,344
-----------------------------------------------------------------------------------------------------------
    Total net loan servicing fee income                             $18,389          $8,355         $12,964
-----------------------------------------------------------------------------------------------------------
Total net loan servicing fee income as a percentage of net
  pretax income                                                       12.05%           4.44%           6.95%
-----------------------------------------------------------------------------------------------------------
Advance payments by borrowers for taxes and insurance on
  loans serviced for others                                         $51,081         $44,077         $36,928
-----------------------------------------------------------------------------------------------------------

     The activity of capitalized MSR is summarized as follows. At December 31, 1996, the Company had no commitments to purchase or sell any bulk packages of mortgage loan servicing rights.

                                                                  For the Year Ended December 31,
                                                                  1996          1995          1994
                                                                           (In Thousands)
----------------------------------------------------------------------------------------------------
Beginning balance                                                $97,555       $59,134       $56,017
Additions through wholesale mortgage banking operations           97,185        66,288        31,396
Additions through retail lending operations                       16,265        17,103            --
Value of mortgage loan servicing rights acquired through
  mergers                                                            432            --        16,658
Sales of mortgage loan servicing rights                          (61,003)      (27,334)      (34,717)
Servicing rights valuation adjustment                              1,794        (6,600)           --
Amortization                                                     (18,617)      (11,036)      (10,220)
----------------------------------------------------------------------------------------------------
    Total                                                       $133,611       $97,555       $59,134
----------------------------------------------------------------------------------------------------

     The fair value of capitalized MSR is calculated by discounting estimated expected future cash flows using a discount rate commensurate with the risk involved. In using this valuation method the Company used assumptions that market participants would use in estimating future net servicing income which included estimates of the cost of servicing per loan, the discount rate, float value, inflation rate, ancillary income per loan, prepayment speeds and default rates. The fair value of the Company's capitalized MSR totaled approximately $149,393,000 at December 31, 1996 ($101,136,000 at December 31, 1995). The
Company conducts its periodic impairment analyses using a disaggregated method, based on the underlying loans' fixed and variable interest rates. An impairment-driven valuation allowance for capitalized MSR totaled $2,000,000 at December 31, 1996 ($6,600,000 at December 31, 1995). The Company reduced the valuation allowance by $4,600,000 during

Notes to Consolidated Financial Statements
                                           Standard Federal Bancorporation, Inc.

9. LOAN SERVICING -- CONTINUED
the year ended December 31, 1996. A reduction of $2,806,000 was recorded on the sale of certain mortgage servicing rights, while a reduction of $1,794,000 was related to a change in the interest rate environment.

10. ALLOWANCE FOR LOAN LOSSES
Loan loss activity for the years ended December 31, 1996, 1995 and 1994 is summarized in the 1996, 1995 and 1994 sections of Table 11 on page 37. The information in those sections of Table 11 is incorporated by reference into these Notes to Consolidated Financial Statements. Information on the Company's impaired loans is discussed in Table 8 and the two paragraphs immediately preceding Table 8 on page 34. The information in that Table and paragraphs is incorporated by reference into these Notes to Consolidated Financial Statements.
     The Company has historically operated with a very low exposure to credit risk. Single-family home lending, the Company's primary focus, has resulted in only nominal credit losses. At December 31, 1996, approximately 90.8% of the Company's $11,438,836,000 loan portfolio consisted of single-family mortgage loans, the vast majority of which were originated in the Company's primary market areas. Included in this amount is approximately $450,228,000 of California-based residential loans that were acquired in the Bell merger, and which have produced relatively higher levels of net charge-offs in 1996 and will likely continue to result in higher levels of net charge-offs in future reporting periods. The Company does not have significant concentrations of commercial real estate or commercial non-real estate loans in any one industry, no foreign loans nor significant loan concentrations to any one borrower.

11. ACCRUED INTEREST RECEIVABLE AND PAYABLE
Accrued interest receivable is summarized as follows:

                                                                    December 31,
                                                                 1996          1995
                                                                   (In Thousands)
-------------------------------------------------------------------------------------
Investment securities                                            $2,101          $925
Mortgage-backed securities                                       19,189        22,272
Loans receivable                                                 58,529        45,950
-------------------------------------------------------------------------------------
    Total                                                       $79,819       $69,147
-------------------------------------------------------------------------------------

Accrued interest payable is summarized as follows:

                                                                    December 31,
                                                                 1996          1995
                                                                   (In Thousands)
-------------------------------------------------------------------------------------
Deposits                                                        $15,972       $21,402
FHLB advances and other long-term borrowings                      4,535         5,074
Federal funds purchased and reverse repurchase agreements        15,514        24,781
Medium-term subordinated notes                                    3,552            --
Interest rate exchange agreements                                    92         7,173
-------------------------------------------------------------------------------------
    Total                                                       $39,665       $58,430
-------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
                                           Standard Federal Bancorporation, Inc.

12. REAL ESTATE AND OTHER REPOSSESSED ASSETS
Real estate and other repossessed assets are summarized as follows:

                                                                     December 31,
                                                                 1996             1995
                                                                    (In Thousands)
---------------------------------------------------------------------------------------
Real estate and other repossessed assets acquired by
  repossession, foreclosure or deed in lieu of foreclosure       $9,993          $1,962
Real estate in judgment and subject to redemption                 1,258           3,802
---------------------------------------------------------------------------------------
    Total                                                       $11,251          $5,764
---------------------------------------------------------------------------------------

13. PREMISES AND EQUIPMENT
Premises and equipment are summarized as follows:

                                                                      December 31,
                                                                  1996            1995
                                                                     (In Thousands)
-----------------------------------------------------------------------------------------
Land, buildings and improvements                                 $217,890        $206,791
Furniture, fixtures and equipment                                  54,014          45,899
Computer equipment                                                 67,634          49,543
Leasehold improvements                                             20,085           9,876
-----------------------------------------------------------------------------------------
  Subtotal                                                        359,623         312,109
Accumulated depreciation and amortization                        (143,702)       (120,121)
-----------------------------------------------------------------------------------------
    Total                                                        $215,921        $191,988
-----------------------------------------------------------------------------------------

14. BUSINESS ACQUISITIONS
The Company's merger activity for the years ended December 31, 1996 and 1994 is summarized in the Completed Acquisitions Section of Management's Discussion and Analysis (see page 40). The Company did not complete any mergers during the year ended December 31, 1995. The information in that Section is incorporated by reference into these Notes to Consolidated Financial Statements. The Company has acquired both profitable and, in earlier years, unprofitable institutions. The amounts by which the cost exceeded the fair value of the net assets acquired in the applicable transactions involving profitable institutions and the amount by which the supervisory assistance and fair value of liabilities received exceeded the fair value of assets acquired in the transactions involving unprofitable institutions were recorded as goodwill. Goodwill and core deposit premiums are combined and shown in the Company's Consolidated Statements of Financial Condition under the caption "Cost in excess of fair value of net assets acquired". At December 31, 1996 the Company's core deposit intangibles totaled $32,776,000 while its goodwill totaled $129,222,000. At December 31, 1995 the Company's core deposit intangibles totaled $21,825,000 while its goodwill totaled $114,049,000. Goodwill relating to acquisitions of profitable institutions is being amortized over 15 to 25 years using the straight-line method. Goodwill relating to acquisitions of unprofitable institutions is being amortized over approximately 20 years using a method that produces a constant rate when applied to the estimated outstanding balances of the earning assets acquired. Core deposit premiums generated from recent acquisitions of profitable institutions are being amortized over approximately seven years using the straight-line method.
     The Company adopted the FASB's SFAS 72, effective January 1, 1996, for three regulatory-assisted acquisitions completed by the Bank during the period 1980-1982, prior to the FASB's issuance of SFAS 72. In conjunction with this SFAS 72 adoption, the provisions of which prescribe an accelerated amortization method over shorter time periods, the Company reduced the carrying amount of its cost in excess of fair value of net assets acquired by $43,032,000.

Notes to Consolidated Financial Statements
                                           Standard Federal Bancorporation, Inc.

14. BUSINESS ACQUISITIONS -- CONTINUED
     The following summary sets forth the actual effect on results of operations for periods through December 31, 1996, and the proforma effect on future periods' results of operations of the amortization of the valuation adjustments recorded in connection with the Company's acquisitions. The actual effects of the amortization of these amounts may vary. The category in the table entitled "Amortization of Other Discounts (Premiums)" includes discounts and premiums equal to the difference between the fair values of the assets acquired, other than loans, and the liabilities assumed, and the recorded values of such assets and liabilities on the books of the acquired entities at the dates of acquisitions. Such discounts and premiums are being amortized using the straight-line method with respect to depreciable premises and equipment over approximately ten years, using the interest method with respect to the implicit value of loans serviced for the benefit of others over the life of the loans, and using the interest method with respect to other earning assets and interest-bearing liabilities over approximately five years.

                                                      Amortization
                                    Amortization        of Other        Total Net                            Net Effect
                                      of Loan          Discounts        Discounts        Amortization        on Pretax
                                     (Premiums)        (Premiums)       (Premiums)      of Goodwill (1)        Income
ACTIVITY:                                                             (In Thousands)
------------------------------------------------------------------------------------------------------------------------
1994 (Actual)                          ($5,489)          $3,075           ($2,414)          ($15,167)          ($17,581)
1995 (Actual)                           (4,686)           3,270            (1,416)           (15,780)           (17,196)
1996 (Actual)                           (4,120)             478            (3,642)           (58,915)           (62,557)
1997                                    (3,920)             228            (3,692)           (18,578)           (22,270)
1998                                    (3,720)             667            (3,053)           (18,209)           (21,262)
1999                                    (3,520)             372            (3,148)           (17,021)           (20,169)
Thereafter (through 2014)               (6,784)          (7,223)          (14,007)          (104,771)          (118,778)
------------------------------------------------------------------------------------------------------------------------
    Total                             ($32,239)            $867          ($31,372)         ($248,441)         ($279,813)
------------------------------------------------------------------------------------------------------------------------

(1) For purposes of this summary, "goodwill" consists of both cost in excess of fair value of net assets acquired as well as core deposit premiums. In the year ended December 31, 1996, the Company recorded a cumulative effect of a change in accounting of $43,032,000 of unamortized goodwill related to three acquisitions undertaken in the early 1980's, as a result of its adoption of SFAS 72.

Notes to Consolidated Financial Statements
                                           Standard Federal Bancorporation, Inc.

15. DEPOSITS
Deposits are summarized as follows:

                                                                       December 31,
                                                                   1996             1995
                                                                      (In Thousands)
-------------------------------------------------------------------------------------------
Transaction Accounts:
  Savings accounts                                               $1,069,922        $965,811
  NOW and money market checking accounts                            802,316         664,588
  Money market deposit accounts                                   2,019,243       1,771,816
  Commercial checking accounts                                      104,772          77,159
-------------------------------------------------------------------------------------------
           Total transaction accounts                             3,996,253       3,479,374
-------------------------------------------------------------------------------------------
Certificates of Deposit:
   7 --  31 day certificates                                         12,689          14,746
  32 --  91 day certificates                                         44,681          30,884
  92 -- 182 day certificates                                        349,400         219,942
  183 day -- 12 month certificates                                2,017,690         673,959
  13 --  29 month certificates                                    1,826,878       2,231,948
  30 --  41 month certificates                                      200,597         141,545
  42 --  47 month certificates                                       48,860          18,000
  48 -- 120 month certificates                                      890,372         670,691
  Mini jumbo certificates (1)                                        17,394          30,144
  Jumbo certificates (1):
    Maturing in:
      3 months or less                                            1,098,677       1,197,139
      Over 3 months to 6 months                                     219,383         281,679
      Over 6 months to 12 months                                    196,177         116,846
      Over 12 months                                                 51,967          42,580
-------------------------------------------------------------------------------------------
         Total jumbo certificates                                 1,566,204       1,638,244
-------------------------------------------------------------------------------------------
           Total certificates of deposit (2)                      6,974,765       5,670,103
Unamortized premium on deposits acquired through mergers                 --           2,452
-------------------------------------------------------------------------------------------
             Total                                              $10,971,018      $9,151,929
-------------------------------------------------------------------------------------------
Weighted average interest rate at the end of the period                4.62%           4.79%
-------------------------------------------------------------------------------------------

(1) The jumbo certificate has a minimum balance requirement of $100,000, a term of seven days to 120 months and a market rate of interest. The mini-jumbo certificate has a minimum balance requirement of $75,000, a term of 32 days to 120 months and a market rate of interest slightly less than the jumbo certificate.
(2) Standard Federal has IRA and Keogh accounts included throughout the above summary, which totaled $1,060,500,000 and $863,981,000 at December 31, 1996 and 1995, respectively.

Notes to Consolidated Financial Statements
                                           Standard Federal Bancorporation, Inc.

15. DEPOSITS -- CONTINUED
     Interest expense on deposits (including the effect of interest rate exchange agreements; see Note 18) is summarized as follows:

                                                                      Year Ended December 31,
                                                                  1996          1995          1994
                                                                           (In Thousands)
----------------------------------------------------------------------------------------------------
Fixed-term certificate accounts                                 $362,812      $307,779      $202,668
Money market deposit accounts                                     78,747        79,716        82,199
Savings accounts                                                  25,106        22,429        26,015
Checking accounts                                                  9,422         8,125         8,470
----------------------------------------------------------------------------------------------------
    Total                                                       $476,087      $418,049      $319,352
----------------------------------------------------------------------------------------------------

     Certificates of deposit are summarized by interest rates paid as follows:

                                                                       December 31,
                                                                   1996             1995
                                                                      (In Thousands)
-------------------------------------------------------------------------------------------
 2.00% --  2.99%                                                      $249           $1,628
 3.00% --  4.99%                                                   434,511          807,723
 5.00% --  6.99%                                                 6,300,860        4,544,354
 7.00% --  8.99%                                                   171,908          209,285
 9.00% -- 10.99%                                                    67,227          107,100
11.00% -- 12.99%                                                        11               13
-------------------------------------------------------------------------------------------
    Total                                                       $6,974,766       $5,670,103
-------------------------------------------------------------------------------------------

     Scheduled maturities of certificates of deposit at December 31, 1996, are summarized as follows:

                                                      Over 1 Year      Over 2 Years
                                   Within 1 Year      to 2 Years        to 3 Years       Over 3 Years        Total
Time Deposits:                                                       (In Thousands)
---------------------------------------------------------------------------------------------------------------------
 2.00% --  2.99%                          $249              $--               $--               $--              $249
 3.00% --  4.99%                       420,027            7,603             6,493               388           434,511
 5.00% --  6.99%                     5,327,521          452,064           157,849           363,426         6,300,860
 7.00% --  8.99%                        24,053           34,096            52,676            61,083           171,908
 9.00% -- 10.99%                        15,932            2,537            48,668                90            67,227
11.00% -- 12.99%                            --               --                --                11                11
---------------------------------------------------------------------------------------------------------------------
    Total                           $5,787,782         $496,300          $265,686          $424,998        $6,974,766
---------------------------------------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
                                           Standard Federal Bancorporation, Inc.

15. DEPOSITS -- CONTINUED
     Average balances and weighted average rates for the various deposit types, for the year ended December 31, 1996, are summarized as follows:

                                                                                  Weighted
                                                                  Average         Average
                                                                  Balance           Rate
------------------------------------------------------------------------------------------
Savings accounts                                                 $1,041,411         2.23%
NOW and money market checking accounts                              723,150         2.01
Money market deposit accounts                                     1,913,423         4.11
Commercial checking accounts                                         90,146           --
Certificates of Deposit                                           6,442,962         5.59
------------------------------------------------------------------------------------------
    Total                                                       $10,211,092         4.66%
------------------------------------------------------------------------------------------

16. FEDERAL HOME LOAN BANK ADVANCES AND OTHER LONG-TERM BORROWINGS
Scheduled maturities and weighted average contractual interest rates of FHLB advances are summarized as follows:

                                                                               December 31,
                                                                  1996                             1995
-------------------------------------------------------------------------------------------------------------------
                                                        Weighted                         Weighted
                                                         Average                          Average
                                                       Contractual                      Contractual
                                                          Rate            Amount           Rate            Amount
                                                                              (In Thousands)
------------------------------------------------------------------------------------------------------------------
Within 1 year                                             5.22%           $312,985         6.12%           $902,170
Over 1 year to 2 years                                    5.78             775,463         4.87             202,946
Over 2 years to 3 years                                   6.15             738,486         5.77             825,205
Over 3 years to 4 years                                   5.87              14,996         6.18              13,481
Over 4 years                                              5.45              11,044         5.87              14,995
------------------------------------------------------------------------------------------------------------------
    Total                                                 5.83%         $1,852,974         5.84%         $1,958,797
------------------------------------------------------------------------------------------------------------------

     At December 31, 1996, the portfolio of FHLB advances included $357,707,000 ($757,185,000 at December 31, 1995) of putable medium-term borrowings. Contractually, the Company may, at its option and without prepayment penalty, repay such advances on the first anniversary date of each borrowing or semi-annually thereafter until maturity.
     The weighted average interest rate paid on FHLB advances, presented on a bond equivalent basis was 5.91% and 5.95% at December 31, 1996 and 1995, respectively.
     At December 31, 1996 and 1995, the Company's FHLB stock and certain real estate loans were pledged as collateral for FHLB advances and other long-term borrowings.
     On July 17, 1996 the Company issued $100,000,000 of 7.75% fixed-rate subordinated notes due on July 17, 2006.

Notes to Consolidated Financial Statements
                                           Standard Federal Bancorporation, Inc.

16. FEDERAL HOME LOAN BANK ADVANCES AND OTHER LONG-TERM BORROWINGS -- CONTINUED Scheduled maturities and weighted average contractual interest rates of other long-term borrowings (i.e., medium-term subordinated notes at December 31, 1996 and mortgage-backed bonds at December 31, 1995) are summarized as follows:

                                                                                 December 31,
                                                                      1996                          1995
------------------------------------------------------------------------------------------------------------------
                                                            Contractual                   Contractual
                                                               Rate          Amount          Rate          Amount
                                                                                (In Thousands)
------------------------------------------------------------------------------------------------------------------
Total due within 1 year                                          --              $--         8.65%         $15,000
Over 4 years                                                   7.75%          98,631           --               --
------------------------------------------------------------------------------------------------------------------
    Total                                                      7.75%         $98,631         8.65%         $15,000
------------------------------------------------------------------------------------------------------------------

17. FEDERAL FUNDS PURCHASED AND REVERSE REPURCHASE AGREEMENTS
Federal funds purchased and reverse repurchase agreements are summarized as follows:

                                                                              December 31,
                                                                   1996            1995           1994
                                                                             (In Thousands)
--------------------------------------------------------------------------------------------------------
Federal funds purchased                                                $--         $25,000           $--
Reverse repurchase agreements backed by MBS, with carrying
  values (including accrued interest) of $1,469,107,
  $896,662 and $849,888 and market values of $1,456,631,
  $914,522 and $820,593 at December 31, 1996, 1995, and
  1994, respectively                                             1,366,253         819,420       751,463
--------------------------------------------------------------------------------------------------------
    Total                                                       $1,366,253        $844,420      $751,463
--------------------------------------------------------------------------------------------------------
Maximum amount at any month end                                 $1,395,746      $1,161,116      $775,932
--------------------------------------------------------------------------------------------------------
Average amount                                                  $1,015,742        $910,670      $492,541
--------------------------------------------------------------------------------------------------------
Weighted average interest rate during the period                      6.33%           6.72%         4.80%
--------------------------------------------------------------------------------------------------------
Weighted average interest rate at the end of the period (1)           6.08%           6.76%         5.53%
--------------------------------------------------------------------------------------------------------

(1) The weighted average interest rate is presented on a bond equivalent basis.

     At December 31, 1996, 1995, and 1994, securities sold under agreements to repurchase had a maximum maturity of 20, 32 and seven months, respectively. The securities underlying the agreements were delivered to the dealers who arranged the transactions and were held in safekeeping on the Company's behalf. Securities sold under agreements to repurchase were for the delivery of identical securities.

Notes to Consolidated Financial Statements
                                           Standard Federal Bancorporation, Inc.



18. INTEREST RATE EXCHANGE AGREEMENTS
The Company utilizes interest rate exchange agreements ("swaps") to hedge interest rate risk. Terms of the swap agreements outstanding are summarized as follows:

                                                                           December 31,
                                                                  1996                1995
                                                                          (In Thousands)
--------------------------------------------------------------------------------------------------
Notional principal amount                                         $10,000                 $118,500
--------------------------------------------------------------------------------------------------
Weighted average fixed-rate payable                                 12.81%                    8.55%
--------------------------------------------------------------------------------------------------
Weighted average adjustable-rate receivable                          5.63%                    5.25%
--------------------------------------------------------------------------------------------------
Range of remaining years                                        11 MONTHS      2 months to 2 years
--------------------------------------------------------------------------------------------------
Weighted average term to maturity                               11 MONTHS                0.4 years
--------------------------------------------------------------------------------------------------

     The Company is exposed to credit loss in the event of nonperformance by the counterparties to the swaps, primarily if the Company is in a net accrued interest receivable position at the time of default by the counterparties. However, at December 31, 1996, the Company was in a net accrued interest payable position. In addition, the Company does not anticipate nonperformance by the counterparties. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller.
     Net interest expense related to the swaps is included with the interest expense of deposits, with which the transactions were matched, in the Consolidated Statements of Income. The net pretax expense associated with the swaps totaled $1,322,000, $10,107,000 and $24,181,000 for the years ended
December 31, 1996, 1995 and 1994, respectively. At December 31, 1996 and 1995, certain MBS were pledged as collateral for the Company's obligations under the swap agreements. Generally, all of the agreements have been arranged through primary dealers.

19. INCOME TAXES
Recently enacted federal legislation has amended the sections of the Internal Revenue Code relating to deductions for bad debts by thrift institutions. This legislation generally requires thrifts to recapture into income over a six-year period only the portion of their bad debt reserves that exceeds reserves existing before 1988. If the Company meets a "residential loan requirement" for a tax year beginning in 1996 or 1997, the recapture of the reserves will be suspended for such tax year. Thus, recapture can potentially be deferred for up to two years. The Company's post-1987 reserves would result in recapture of approximately $27,048,000. Under existing generally accepted accounting principles, the Company has consistently accrued a liability for the post-1987 reserves. Thus, recapture of the post-1987 bad debt reserves will not materially impact the Company's financial condition or its results of operations.
     In accordance with this legislation, the Company's pre-1988 reserves are frozen, not forgiven. Certain events will still trigger a recapture of these reserves. For example, while the pre-1988 reserves will not be recaptured if the Company converts to a bank charter or is merged into a bank, they will be recaptured if the Company ceases to qualify as a bank for federal income tax purposes. The pre-1988 reserves also remain subject to income tax penalty provisions which, in general, require recapture upon certain stock redemptions of, and excess distributions to, shareholders. In the unlikely circumstances one of the above events occur, and the pre-1988 bad debt reserve would have to be recaptured the tax impact would be approximately $52,149,000.

Notes to Consolidated Financial Statements
                                           Standard Federal Bancorporation, Inc.

19. INCOME TAXES -- CONTINUED
     The following is a summary of the provision for federal income tax expense:

                                                                     Year Ended December 31,
                                                                 1996         1995         1994
                                                                         (In Thousands)
-------------------------------------------------------------------------------------------------
Current provision                                               $34,161      $64,324      $57,310
Deferred provision                                               21,239        4,376       10,290
-------------------------------------------------------------------------------------------------
  Total                                                         $55,400      $68,700      $67,600
-------------------------------------------------------------------------------------------------

     The Company's effective tax rates differ from the statutory federal tax rates. The following is a summary of such differences:

                                                                     Year Ended December 31,
                                                                 1996         1995         1994
                                                                         (In Thousands)
-------------------------------------------------------------------------------------------------
Provision at statutory federal income tax rate                  $38,343      $65,870      $65,311
Increase (Decrease) resulting from:
  Amortization of cost in excess of fair value of net assets
    acquired                                                     18,642        3,957        3,765
  Other, net                                                     (1,585)      (1,127)      (1,476)
-------------------------------------------------------------------------------------------------
    Provision at effective federal income tax rate              $55,400      $68,700      $67,600
-------------------------------------------------------------------------------------------------

     Deferred income tax assets and liabilities for 1996 reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by enacted tax laws and regulations. The following is a summary of deferred income tax assets and liabilities.

                                                                    December 31,
                                                                 1996         1995
                                                                   (In Thousands)
------------------------------------------------------------------------------------
Deferred tax assets:
  Deferred fees                                                  $6,867       $7,389
  Mark-to-market adjustments on earning assets                       --       12,759
  Bad debt reserve                                               15,995       21,837
  Other                                                          16,096        5,103
------------------------------------------------------------------------------------
    Total                                                       $38,958      $47,088
------------------------------------------------------------------------------------
Deferred tax liabilities:
  Deferred fees                                                  $9,147       $9,849
  Depreciation                                                    8,098        6,992
  Mark-to-market adjustments on earning assets                    6,984       11,159
  Bad debt reserve                                               27,048       25,109
  Mortgage loan servicing rights                                 24,523       21,575
  Purchase accounting valuation adjustments                      14,738       17,398
  Other                                                           4,689        6,197
------------------------------------------------------------------------------------
    Total                                                       $95,227      $98,279
------------------------------------------------------------------------------------

     The Company and its consolidated subsidiaries is currently at the appeals level for the IRS examination of the consolidated federal income tax returns for the years ended December 31, 1990 through 1992. The final

Notes to Consolidated Financial Statements
                                           Standard Federal Bancorporation, Inc.

19. INCOME TAXES -- CONTINUED
determination of tax liability for these taxable years has not been completed. In the opinion of Management, any such final determination or examination of still open returns, including returns of subsidiaries and predecessors of, or entities merged into, the Company, would not result in a deficiency which could have a material adverse effect on the financial condition or results of operations of the Company and its consolidated subsidiaries.

20. EMPLOYEES' RETIREMENT BENEFITS
The Company has a non-contributory, defined-benefit pension plan (the "Plan") covering substantially all of its full-time employees. An employee has a vested right in a retirement benefit after having completed at least five years of service with the Company or upon attaining the normal retirement age of 65. The normal retirement benefit formula provides for an annual allowance equal to 2% of the employee's highest five-year average earnings multiplied by the number of years of credited service (up to a maximum of 40 years).
     The following tables set forth the Plan's funded status at December 31, 1996 and 1995, using a September 30, 1996 measurement date, and pension cost components for the years ended December 31, 1996, 1995 and 1994.

                                                                     December 31,
                                                                  1996          1995
ACTUARIAL PRESENT VALUE OF BENEFIT OBLIGATIONS:                     (In Thousands)
--------------------------------------------------------------------------------------
Accumulated benefit obligation, including vested benefits of
  $60,575 and $50,667, respectively                             ($65,358)     ($52,537)
--------------------------------------------------------------------------------------
Projected benefit obligation for services rendered to date      ($85,035)     ($69,824)
Plan assets, primarily listed stocks and U.S. bonds, at fair
  value                                                           96,910        81,536
--------------------------------------------------------------------------------------
Funded status -- Plan assets in excess of projected benefit
  obligation                                                      11,875        11,712
Unrecognized net gain                                             (6,926)       (2,075)
Prior service cost not yet recognized in net periodic
  pension cost                                                      (329)         (365)
Unrecognized net asset at January 1, 1986, being recognized
  over approximately 15 years                                       (144)         (176)
--------------------------------------------------------------------------------------
    Prepaid pension costs included in the Consolidated
     Statements of Financial Condition                            $4,476        $9,096
--------------------------------------------------------------------------------------

                                                                     Year Ended December 31,
                                                                  1996         1995         1994
COMPONENTS OF NET PENSION COST:                                           (In Thousands)
--------------------------------------------------------------------------------------------------
Service cost -- benefits earned during the period                 $4,360       $2,940       $3,406
Interest cost on the projected benefit obligation                  5,612        4,777        4,464
Actual return on Plan assets                                     (10,716)     (14,802)        (894)
Net amortization (deferral) of cost components                     3,285        8,893       (4,862)
--------------------------------------------------------------------------------------------------
    Net periodic pension cost                                     $2,541       $1,808       $2,114
--------------------------------------------------------------------------------------------------

     The following assumptions were used in determining the actuarial present value of the projected benefit obligations:

                                                                    Year Ended December 31,
                                                                 1996          1995       1994
-----------------------------------------------------------------------------------------------
Weighted average discount rate                                    8.00%         7.75%      8.50%
Weighted average rate of increase in future compensation
  levels                                                          5.00          5.00       5.00
Expected long-term rate of return on assets                       9.00          9.00       9.00
-----------------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
                                           Standard Federal Bancorporation, Inc.

20. EMPLOYEES' RETIREMENT BENEFITS -- (CONTINUED)
     The Company has a nonqualified pension plan: the Excess Benefit and Supplemental Executive Retirement Plan (the "Supplemental Plan"). This plan is designed to provide benefits to employees whose pensions from the Company's qualified retirement plan are limited by Section 415 and Section 401(A)(17) of the tax code. Benefits under the Supplement Plan vest and become payable in accordance with the terms of the Company's qualified retirement plan.
     The following tables set forth the Supplemental Plan's funded status at December 31, 1996 and 1995, using a September 30, 1996 measurement date, and pension cost components for the years ended December 31, 1996, 1995 and 1994.

                                                                      December 31,
                                                                   1996         1995
ACTUARIAL PRESENT VALUE OF BENEFIT OBLIGATIONS:                      (In Thousands)
--------------------------------------------------------------------------------------
Accumulated benefit obligation                                    ($3,927)     ($4,952)
--------------------------------------------------------------------------------------
Funded status -- projected benefit obligation for services
  rendered to date                                                ($6,227)     ($7,647)
Unrecognized net loss                                                  26          443
Unrecognized net transition obligation                                 --           80
Prior service cost not yet recognized in net periodic
  pension cost                                                      1,492        2,048
Additional minimum liability                                           --         (291)
--------------------------------------------------------------------------------------
    Accrued pension costs included in the Consolidated
     Statements of Financial Condition                            ($4,709)     ($5,367)
--------------------------------------------------------------------------------------

                                                                   Year Ended December 31,
                                                                 1996        1995        1994
COMPONENTS OF NET PENSION COST:                                         (In Thousands)
----------------------------------------------------------------------------------------------
Service cost -- benefits earned during the period                 $263        $273        $256
Interest cost on the projected benefit obligation                  448         448         368
Net amortization of cost components                                734         587         627
----------------------------------------------------------------------------------------------
    Net periodic pension cost                                   $1,445      $1,308      $1,251
----------------------------------------------------------------------------------------------

     The following assumptions were used in determining the actuarial present value of the projected benefit obligations:

                                                                   Year Ended December 31,
                                                                 1996        1995        1994
                                                                        (In Thousands)
----------------------------------------------------------------------------------------------
Weighted average discount rate                                    7.00%       7.00%       7.00%
Weighted average rate of increase in future compensation
  levels                                                          6.00%       6.00%       6.00%
----------------------------------------------------------------------------------------------

     The Company has a Savings and Investment Plan that is a tax-qualified, defined-contribution, profit-sharing plan under Section 401(a) and 401(k) of the Internal Revenue Code. Under the savings plan, an eligible employee may defer up to 18% of current year's compensation up to a maximum of $9,500. The Company currently provides a matching contribution up to a maximum 1% of such employee's annual compensation. The Company's contributions vest at a rate such that an employee is fully vested after five years of service. The Company's contributions to the plan in 1996, 1995 and 1994 were $520,000, $398,000 and $396,000, respectively.

Notes to Consolidated Financial Statements
                                           Standard Federal Bancorporation, Inc.

20. EMPLOYEES' RETIREMENT BENEFITS -- (CONTINUED)
     The Company currently provides both health care, net of Medicare benefits, and life insurance benefits to its retirees, although it is not contractually obligated to do so. An employee will receive certain benefits based on years of service and age upon retirement. Current retirees are generally required to make a slight contribution to maintain their benefits.
     The following tables set forth the postretirement benefit obligation at December 31, 1996 and 1995, using a September 30, 1996 measurement date, and the postretirement benefit cost components for the years ended December 31, 1996, 1995 and 1994.

                                                                     December 31,
                                                                  1996          1995
ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATIONS:                     (In Thousands)
--------------------------------------------------------------------------------------
Fully eligible active participants                                 ($779)        ($704)
Other active participants                                         (3,197)       (2,868)
Retired participants                                              (9,075)       (6,921)
--------------------------------------------------------------------------------------
    Total                                                       ($13,051)     ($10,493)
--------------------------------------------------------------------------------------
Unfunded status -- accumulated postretirement benefit
  obligation                                                    ($13,051)     ($10,493)
Unrecognized net gain                                             (3,891)       (3,372)
Unrecognized prior service cost                                      114           122
Unrecognized net transition obligation at January 1, 1993
  being recognized over approximately 20 years                     7,630         8,525
--------------------------------------------------------------------------------------
    Accumulated postretirement benefit obligation included
     in the Consolidated Statements of Financial Condition       ($9,198)      ($5,218)
--------------------------------------------------------------------------------------

                                                                   Year Ended December 31,
                                                                 1996        1995        1994
COMPONENTS OF POSTRETIREMENT BENEFIT COST:                              (In Thousands)
----------------------------------------------------------------------------------------------
Service cost -- benefits earned during the period                 $251        $202        $242
Interest cost on the projected benefit obligation                  933       1,014         913
Net amortization of cost components                                328         381         510
----------------------------------------------------------------------------------------------
    Net periodic postretirement benefit cost                    $1,512      $1,597      $1,665
----------------------------------------------------------------------------------------------

     The following weighted average discount rates were used in determining the actuarial present value of the projected postretirement benefit obligation:

                                                                 Year Ended December 31,
                                                                1996       1995      1994
-----------------------------------------------------------------------------------------
Weighted average discount rate                                  8.00%      7.75%     8.50%
-----------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
                                           Standard Federal Bancorporation, Inc.

20. EMPLOYEES' RETIREMENT BENEFITS -- (CONTINUED)
     The following assumptions were used, or will be used, in determining the actuarial present value of the projected postretirement benefit obligation:

                                                                   Year Ended December 31,
                                                                1997        1996        1995
HEALTH CARE TREND RATES:
---------------------------------------------------------------------------------------------
Current:
  Employees under age 65                                         8.82%       9.41%      11.70%
  Employees over age 65                                          7.32        7.67        8.50
Ultimate rate in 2003
  Employees under age 65                                         5.50        5.25        6.50
  Employees over age 65                                          5.50        5.25        6.50
---------------------------------------------------------------------------------------------

     Beginning January 1, 1994, the Company instituted a ceiling on the level of future retiree medical benefits that the Company would provide at 125% of 1993 premiums. A 1% increase in the health care trend rate assumptions would increase the December 31, 1996, accumulated postretirement benefit obligation and the aggregate of the 1996 service and interest cost components of net periodic postretirement benefit cost by 4.72% and 4.13%, respectively.

21. COMMITMENTS AND CONTINGENCIES
The Company is involved in certain lawsuits incidental to its operations. After review with its legal counsel, Management is of the opinion that the disposition of such litigation will not have a material effect on the Company's financial condition.
     On July 25, 1995, the Company filed a claim in the United States Court of Claims to recover damages as a result of the enactment of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"). Under FIRREA, the Company was forced to accelerate the rate of exclusion from qualifying regulatory capital of approximately $120,500,000 of supervisory goodwill arising out of the acquisition of seven troubled savings and loan associations from 1980 through 1983. During July 1996, the Supreme Court of the United States ruled in favor of a California thrift in its claim to recover funds lost as a result of FIRREA. The Supreme Court held that FIRREA nullified contracts with the thrift by changing accounting rules and that this legislation, therefore, violated the U.S. Constitution. At this time the Company is unable to predict the likelihood of ultimate success in its claim, nor can it estimate the timeframe or range of potential recovery.
     In addition, the Company is the lessee under various operating agreements covering certain offices and equipment extending to the year 2103. For the years ended December 31, 1996, 1995 and 1994, rent expense was $4,069,000, $3,382,000 and $3,161,000, respectively.
     Minimum rentals under non-cancelable leases are summarized as follows:

                                                                    December 31,
                                                                 1996         1995
FUTURE LEASE EXPENSE:                                              (In Thousands)
------------------------------------------------------------------------------------
  Within 1 year                                                  $4,283       $3,002
  Over 1 year to 2 years                                          3,784        2,348
  Over 2 years to 3 years                                         3,388        1,630
  Over 3 years to 4 years                                         2,529        1,474
  Over 4 years to 5 years                                         2,268        1,255
  Over 5 years                                                   14,988        6,099
------------------------------------------------------------------------------------
    Total                                                       $31,240      $15,808
------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
                                           Standard Federal Bancorporation, Inc.

21.  COMMITMENTS AND CONTINGENCIES -- CONTINUED
     For a discussion of the Company's commercial and other standby letters of credit and outstanding commitments at December 31, 1996, see the 11th and 12th paragraphs of the Liquidity and Capital Resources Section of Management's Discussion and Analysis (page 42). The information, discussing letters of credit and commitments, in this Section is incorporated by reference into these Notes to Consolidated Financial Statements.

22. STOCKHOLDERS' EQUITY AND REGULATORY MATTERS
At the time of the Bank's conversion to a federal stock savings bank in January 1987, The Bank established a liquidation account of $33,011,000. The liquidation account is maintained for the benefit of eligible account holders who continued to maintain their deposit accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. Only in the unlikely event of a complete liquidation of the Company would each eligible account holder be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. At December 31, 1996, the balance of the liquidation account had been reduced to $3,661,000. As a result of the Company's ten acquisitions consummated during 1988 through 1996, the Company has assumed these merged institutions' liquidation account contingent liabilities which were established at the dates of each institution's conversion to a stock association. The aggregate balance of these ten liquidation accounts declines annually.
     The Office of Thrift Supervision ("OTS") sets forth capital standards applicable to all thrifts. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by the OTS that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the OTS about components, risk weightings, and other factors. These capital requirements include a core capital requirement, a tangible capital requirement and a risk-based capital requirement.

Notes to Consolidated Financial Statements
                                           Standard Federal Bancorporation, Inc.


22. STOCKHOLDERS' EQUITY AND REGULATORY MATTERS -- CONTINUED
     The following tables presents the Bank's position relative to the three capital requirements. The Bank exceeded all of the requirements at both December 31, 1996 and 1995.

                                                       STATED                 REQUIRED
                                                      CAPITAL                 CAPITAL                  EXCESS
                                          STATED     AS A % OF    REQUIRED   AS A % OF     EXCESS     CAPITAL
SUMMARY OF CAPITAL REQUIREMENTS           CAPITAL    ASSETS (1)   CAPITAL    ASSETS (1)   CAPITAL    PERCENTAGE
DECEMBER 31, 1996                                                    (IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------
Total stockholders' equity                $975,468      6.24%
Adjustments for tangible, core and
  total capital:
  Goodwill, net of deferred tax
    liability on core deposit premium     (137,774)
  Core deposit premium                     (15,209)
  Valuation adjustment for mortgage
    servicing rights                       (13,045)
  Unrealized net gain on MBS available
    for sale                               (12,786)
  Investments in non-includable
    subsidiaries                            (2,550)
---------------------------------------------------------------------------------------------------------------
    Total tangible capital                $794,104      5.13%     $231,777      1.50%     $562,327      3.63%
---------------------------------------------------------------------------------------------------------------
  Qualifying core deposit premium           15,209
---------------------------------------------------------------------------------------------------------------
    Total core capital (Tier I
      capital)                            $809,313      5.23%     $464,009      3.00%     $345,304      2.23%
---------------------------------------------------------------------------------------------------------------
General allowances for loan losses          44,069
---------------------------------------------------------------------------------------------------------------
    Total capital (risk-based)            $853,382     10.89%     $626,926      8.00%     $226,456      2.89%
---------------------------------------------------------------------------------------------------------------

(1) The regulatory capital requirements are calculated as a percentage of adjusted assets, as defined by OTS regulation.

Notes to Consolidated Financial Statements
                                           Standard Federal Bancorporation, Inc.

22. STOCKHOLDERS' EQUITY AND REGULATORY MATTERS -- CONTINUED

                                                       Stated                   Required
                                                      Capital                   Capital                    Excess
                                         Stated      As a % of     Required    As a % of      Excess      Capital
                                         Capital     Assets (1)    Capital     Assets (1)    Capital     Percentage
SUMMARY OF CAPITAL REQUIREMENTS
DECEMBER 31, 1995                                                     (In Thousands)
------------------------------------------------------------------------------------------------------------------
Total stockholders' equity               $906,932       6.84%
Adjustments for tangible, core and
  total capital:
  Goodwill, net of deferred tax
    liability on core deposit
    premium                             (110,772)
  Core deposit premium                   (19,882)
  Valuation adjustment for mortgage
    servicing rights                      (9,343)
  Unrealized net gain on MBS
    available for sale                   (20,724)
  Investments in non-includable
    subsidiaries                          (3,529)
------------------------------------------------------------------------------------------------------------------
    Total tangible capital               $742,682       5.67%      $196,378      1.50%       $546,304      4.17%
------------------------------------------------------------------------------------------------------------------
  Qualifying core deposit premium          19,882
------------------------------------------------------------------------------------------------------------------
    Total core capital (Tier 1
      capital)                           $762,564       5.82%      $393,353      3.00%       $369,211      2.82%
------------------------------------------------------------------------------------------------------------------
General allowances for loan losses         32,888
------------------------------------------------------------------------------------------------------------------
         Total capital (risk-based)      $795,452      12.53%      $507,831      8.00%       $287,621      4.53%
------------------------------------------------------------------------------------------------------------------

(1) The regulatory capital requirements are calculated as a percentage of adjusted assets, as defined by OTS regulation.

     The various federal banking agencies have formally implemented the Prompt Corrective Action ("PCA") provisions contained in the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The specified capital categories and management's calculations of the Bank's ratios at December 31, 1996, are summarized as follows:

                                                         Tangible        Total           Tier 1         Tier 1
                                                         Capital       Risk-based      Risk-based      Leverage
Capital Category:                                         Ratio          Ratio         Ratio (1)        Ratio
---------------------------------------------------------------------------------------------------------------
Well-capitalized                                              N/A            >10%             >6%            >5%
                                                                             -                -              -
Adequately capitalized                                        N/A             >8%             >4%            >4%
                                                                              -               -              -
Undercapitalized                                              N/A             <8%             <4%            <4%
Significantly undercapitalized                                N/A             <6%             <3%            <3%
Critically undercapitalized                                    >2%           N/A             N/A            N/A
                                                               -
---------------------------------------------------------------------------------------------------------------
STANDARD FEDERAL BANK AT DECEMBER 31, 1996:
---------------------------------------------------------------------------------------------------------------
Stated capital (in thousands)                            $794,104       $853,382        $809,313       $809,313
As a percentage of adjusted assets                           5.13%         10.89%          10.39%          5.23%
---------------------------------------------------------------------------------------------------------------
STANDARD FEDERAL BANK AT DECEMBER 31, 1995:
---------------------------------------------------------------------------------------------------------------
Stated capital (in thousands)                            $742,682       $795,452        $762,564       $762,564
As a percentage of adjusted assets                           5.67%         12.53%          12.08%          5.82%
---------------------------------------------------------------------------------------------------------------

(1) The Tier 1 Risk-based ratio is defined as total core capital (Tier 1 capital) divided by risk-adjusted assets minus general allowances for losses.

Notes to Consolidated Financial Statements
                                           Standard Federal Bancorporation, Inc.


22. STOCKHOLDERS' EQUITY AND REGULATORY MATTERS -- CONTINUED
     Notwithstanding the above ratios, the OTS may deem a financial institution to be classified one category lower than the above guidelines would otherwise indicate. The Bank was categorized for purposes of PCA as a well-capitalized institution by the OTS as of their completion of the Bank's 1996 and 1995 Safety and Soundness Examinations. There are no conditions or events since the last notification that the Bank's management believes have changed the Bank's category.
     As a function of its regulatory oversight efforts, the OTS has also defined an interest rate risk ("IRR") component. Initially proposed as an additional component of risk-based capital requirements, it is now being used by the OTS only as a supervisory tool. The results derived from the OTS' IRR model indicate that the Bank was exposed to IRR at a level higher than the regulatory benchmark. The Bank's December 31, 1996 IRR component was $80,267,000; such amount equaling the Bank's IRR component as of September 30, 1996, the most recent date for which data is available. Because the Bank had $226,456,000 of excess risk-based capital as of December 31, 1996, management does not expect this IRR component to either affect the Bank's continued compliance with applicable regulatory capital requirements, or to result in any increased regulatory oversight.
     The Bank is precluded under current regulations of the OTS from declaring or paying a cash dividend or repurchasing any of its common stock if either of such actions would reduce the Bank's core, tangible or risk-based capital levels below its liquidation account balance or any of the three current minimum regulatory capital requirements discussed previously. The Bank is authorized to make capital distributions during a calendar year up to the higher of: 1) 100% of its net income to date during the calendar year, plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year; or 2) 75% of its net income over the most recent four-quarter period.
     During the first quarter of 1995 the Company obtained authorization from the OTS to repurchase up to 5% of its outstanding common stock. To date, the Company has repurchased 921,927 shares of common stock for a weighted average price of $37.51 per share.

23. STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND SHAREHOLDER VALUE UNITS
The Company adopted an Employee Stock Option and Appreciation Rights Plan (the "Plan") in January 1987. Pursuant to the 1987 Plan, a maximum of 3,041,750 shares of common stock were available for purchase by certain full-time, salaried employees of Standard Federal ("Participants") through stock options, or could have been transferred, or paid in equivalent cash, to Participants pursuant to stock appreciation rights ("SARs") granted under the Plan. During 1995, stockholders of the Company approved the 1995 Stock Option and Shareholder Value Plan (the "1995 Plan"). The 1995 Plan authorized an additional 1,575,000 option shares to be granted to Participants. The option price of any options granted may not be less than the fair market value of the common stock on the date of grant. Generally, the options that were granted are exercisable beginning on the date of grant and expire at the earlier of retirement or ten years from such date. No options to purchase shares of common stock were granted to Participants in 1996.
     SARs may be granted in connection with any or all of the options that may be granted subject to certain conditions and limitations imposed by the Company's Compensation, Organization and Stock Option Committee. The exercise of a SAR will entitle the Participant to payment from the Company of an amount equal to the difference between the fair market value of those shares of common stock subject to the SAR on the date of exercise and the fair market value of such shares on the date the SAR was originally granted. This payment may be made in cash, in shares or partly in each. To date no SARs have been granted.
     In October 1995, FASB issued its Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This Statement establishes optional financial accounting and reporting standards for stock-based employee compensation plans. SFAS 123 is required to be implemented for financial statements for fiscal years beginning after December 15, 1995. The Company implemented SFAS 123 during 1995. The Company will retain its current accounting method for its stock-based employee compensation

Notes to Consolidated Financial Statements      Standard Federal Bancorporation,
Inc.

23. STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND SHAREHOLDER VALUE UNITS -- CONTINUED plans. This Statement will only result in additional disclosures for the Company, and as such, its adoption did not, nor is expected to have, a material impact on the Company's financial condition nor results of its operations.
     The following summarizes stock option transactions:

                                                                                Weighted
                                                                                Average
                                                                                 Grant/           Exercise
                                                                 Number         Exercise            Price
                                                               of Shares         Price              Range
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                                      1,675,707        $13.27         $5.06 - $28.19
  Granted                                                         229,600         23.62                  23.62
  Exercised                                                      (184,707)         7.52          5.06 -  24.12
  Forfeited                                                        (4,900)        27.53         24.12 -  28.19
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                                      1,715,700         15.24          5.06 -  28.19
  Granted                                                         277,000         38.38                  38.38
  Exercised                                                      (211,975)        14.63          5.06 -  28.19
  Forfeited                                                        (7,600)        26.94         23.62 -  28.19
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                                      1,773,125         18.88          5.06 -  38.38
  Exercised                                                    (1,180,550)        17.39          5.06 -  38.38
  Forfeited                                                        (2,100)        27.61         24.12 -  28.19
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                                        590,475        $21.81         $5.06 - $38.38
--------------------------------------------------------------------------------------------------------------
Shares available for future grants, December 31, 1996           1,535,750
--------------------------------------------------------------------------------------------------------------

     The following summarizes stock options outstanding:

                                                           Range of Exercise Prices
                                                  -------------------------------------------   Total Options
 Stock Options Outstanding at December 31, 1996   $5.06 to $9.00   $14.94 to $28.19   $38.38     Outstanding
-------------------------------------------------------------------------------------------------------------
Number of shares                                     192,750           261,950        135,775       590,475
Weighted average exercise price                        $7.46            $23.79         $38.38        $21.81
Weighted average remaining contractual life (in
  years)                                                 1.9               6.7            9.0           5.7
-------------------------------------------------------------------------------------------------------------

     The Compensation Committee is authorized to award shareholder value units ("SVUs") to Participants under the 1995 Plan. An SVU represents a payment that would be made to a Participant if the Company's common stock performs favorably over a three-year period, compared to the performance of certain other selected stock indices. Due to the pending ABN AMRO North America, Inc. ("ABN AMRO") merger (see Note 29), the Board of Directors voted to terminate the SVU Plan during 1996. Most of the Participants of the SVU Plan received a payout for the SVUs that they held. The remaining Participants will receive their payout in early 1997.

Notes to Consolidated Financial Statements
                                           Standard Federal Bancorporation, Inc.

23. STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND SHAREHOLDER VALUE UNITS -- CONTINUED
     The following summarizes SVU transactions:

                                                                        Value of SVU
                                                      Number             at date of         Value of SVU at
                                                      of SVU             Redemption        December 31, 1996
                                                                          (In Thousands)
------------------------------------------------------------------------------------------------------------
Granted during 1995                                   1,320
Redemptions due to retirements in 1996                  (54)                $ 37
Payment of awards due to dissolution of plan           (594)                $739
------------------------------------------------------------------------------------------------------------
Balance held at December 31, 1996                       672                                      $847
------------------------------------------------------------------------------------------------------------

     The Company did not recognize compensation expense when issuing stock options during the years ended December 31, 1995 and 1994. The Company did not grant options during the year ended December 31, 1996 and therefore did not need to recognize additional compensation expense. The following summarizes the proforma net income and earnings per share if the fair value method of accounting for stock-based compensation plans had been utilized:

                                                                         For the Year Ended
                                                                            December 31,
(In Thousands, Except Per Share Data)                         1996             1995             1994
-------------------------------------------------------------------------------------------------------
Current net income                                            $54,150         $119,501         $119,003
Proforma net income                                           $54,150         $116,375         $117,277
Current earnings per share                                      $1.69            $3.70            $3.70
Proforma earnings per share                                     $1.69            $3.60            $3.65
-------------------------------------------------------------------------------------------------------

     The fair value of the stock option grants, for the years ended December 31, 1995 and 1994, were estimated using the Binomial Options Pricing Method and the following assumptions:

                                                                1995             1994
-------------------------------------------------------------------------------------------
Dividend yield                                                    1.77%            2.58%
Expected volatility                                              32.56%           38.09%
Risk-free interest rate                                           5.58%            7.84%
Expected life                                                 10 years         10 years
-------------------------------------------------------------------------------------------

24. SHARE PURCHASE RIGHTS PLAN
In connection with the 1995 reorganization of Standard Federal Bank into a holding company structure, in February 1995, the Board of Directors of the Company declared a dividend of one Share Purchase Right (the "Rights") for each share of the Company's common stock issued after February 16, 1995. Among other things, each Right entitles the holder to purchase 1/100 of a share of a new series of preferred stock at an initial exercise price of $45 per share. Each 1/100 of a share of the new preferred stock has terms designed to make it the economic equivalent of one share of common stock.
     Subject to certain exceptions, the Rights will be exercisable only if a person or group of persons acquires 20% or more of the Company's common stock, announces a tender offer, the consummation of which would result in ownership by a person or group of 20% or more of the common stock, or if the Board determines that a person or group of persons holding no less than 15% is an Adverse Person, as defined in the share purchase rights plan.

Notes to Consolidated Financial Statements
                                           Standard Federal Bancorporation, Inc.

24. SHARE PURCHASE RIGHTS PLAN -- CONTINUED
     Upon the acquisition by a person or group of persons of 20% or more of the Company's common stock, the determination of the existence of an Adverse Person by the Board of Directors, or upon the occurrence of any one of a number of certain other events, all holders of Rights, except the acquiring person, would be entitled to purchase the Company's common stock at 50% of the market price. If the Company is acquired in a merger or business combination, each holder of a Right would be entitled to purchase common stock of the acquiring person at a similar discount. The Rights are redeemable for $0.01 per Right under certain conditions and expire on October 12, 1999.
     On November 22, 1996, ABN AMRO and the Company announced that they had executed a definitive merger agreement, whereby ABN AMRO will purchase all of the outstanding shares of the Company. The Company has scheduled a Special Meeting of Stockholders to be held on April 17, 1997, wherein stockholders will be asked to approve and adopt the proposed acquisition of the Company by ABN AMRO. The Company's Board of Directors does not consider ABN AMRO to be an Adverse Person, so this pending acquisition will not trigger the execution of the entitlements under the Rights plan.

25. EARNINGS PER SHARE
The following table presents information necessary for the computation of earnings per share, on both primary and fully diluted bases, for the years ended December 31, 1996, 1995 and 1994.
     Earnings per share are based on the weighted average number of common shares outstanding during each period, including common stock equivalents. Primary and fully diluted earnings per share are substantially equivalent due to the insignificant impact of unexercised options granted under Standard Federal's stock option plan.

                                                                       YEAR ENDED DECEMBER 31,
                                                                 1996           1995           1994
                                                                        (IN THOUSANDS, EXCEPT
PRIMARY AND FULLY DILUTED EARNINGS PER SHARE:                         EARNINGS PER SHARE DATA)
-----------------------------------------------------------------------------------------------------
Net income applicable to common stock and common stock
  equivalents                                                   $54,150       $119,501       $119,003
-----------------------------------------------------------------------------------------------------
Average number of common shares outstanding                      31,336         31,468         31,400
Common stock equivalents on stock options                           782            827            804
-----------------------------------------------------------------------------------------------------
  Total                                                          32,118         32,295         32,204
-----------------------------------------------------------------------------------------------------
Primary earnings per share                                        $1.69          $3.70          $3.70
-----------------------------------------------------------------------------------------------------
Fully diluted earnings per share                                  $1.69          $3.70          $3.70
-----------------------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
                                          Standard Federal Bancorporation, Inc.

26. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables set forth the fair value of the Company's financial and nonfinancial instruments:

                                                              Carrying Value      Fair Value
DECEMBER 31, 1996                                                     (iN Thousands)
-------------------------------------------------------------------------------------------------
Financial instruments:
  Assets:
    Cash and short-term investments                               $173,932           $173,932
    Investment securities held to maturity                         475,762            476,472
    Mortgage-backed securities available for sale                  602,223            602,223
    Mortgage-backed securities held to maturity                  2,281,973          2,287,060
    Loans receivable available for sale                            940,485            941,274
    Loans receivable                                            10,498,351         10,652,878
    Accrued interest receivables                                    79,819             79,819
    Excess loan servicing rights                                     3,163              7,875
  Liabilities:
    Deposits:
      Demand deposits and savings accounts                      (3,996,252)        (3,996,252)
      Certificates of deposits                                  (6,974,766)        (7,011,479)
    FHLB advances                                               (1,852,974)        (1,850,716)
    Federal funds purchased and reverse repurchase
      agreements                                                (1,366,253)        (1,368,283)
    Medium-term subordinated notes                                 (98,631)          (101,508)
    Accrued interest payable                                        39,665             39,665
  Off-balance sheet items:
    Loan servicing rights                                               --             25,018
    Interest rate exchange agreements                                   --               (594)
    Commercial and other standby letters of credit                      --                262
Nonfinancial instruments:
    Mortgage loan servicing rights                                 130,448            141,518
-------------------------------------------------------------------------------------------------

                                                              Carrying Value      Fair Value
DECEMBER 31, 1995                                                     (In Thousands)
-------------------------------------------------------------------------------------------------
Financial instruments:
  Assets:
    Cash and short-term investments                               $106,818           $106,818
    Investment securities held to maturity                         211,745            210,935
    Mortgage-backed securities held for trading                    224,843            224,843
    Mortgage-backed securities available for sale                  689,432            689,432
    Mortgage-backed securities held to maturity                  2,275,158          2,329,546
    Loans receivable available for sale                            902,816            909,533
    Loans receivable                                             8,294,909          8,469,502
    Accrued interest receivable                                     69,147             69,147
    Excess loan servicing rights                                     4,124              7,705
  Liabilities:
    Deposits:
      Demand deposits and savings accounts                      (3,479,374)        (3,479,374)
      Certificates of deposits                                  (5,672,555)        (5,721,350)
    FHLB advances and other long-term borrowings                (1,973,797)        (1,983,901)
    Federal funds purchased and reverse repurchase
      agreements                                                  (844,420)          (858,362)
    Accrued interest payable                                        58,430             58,430
  Off-balance sheet items:
    Loan servicing rights                                               --             27,979
    Interest rate exchange agreements                                   --             (1,401)
    Commercial and other standby letters of credit                      --                268
Nonfinancial instruments:
    Mortgage loan servicing rights                                  93,431             93,431
-------------------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
                                           Standard Federal Bancorporation, Inc.

26.  FAIR VALUE OF FINANCIAL INSTRUMENTS -- CONTINUED
     The following table sets forth the notional amounts of the off-balance sheet items:

                                                                         Notional Amount
                                                                         at December 31,
(In Thousands)                                                          1996         1995
--------------------------------------------------------------------------------------------
Loan servicing rights                                                $1,763,783   $2,320,000
Interest rate exchange agreements                                       $10,000     $118,500
Commercial and other standby letters of credit                          $13,066       $7,260
--------------------------------------------------------------------------------------------

     The carrying amount of cash and short-term investments approximates the fair value. The fair value of loans receivable available for sale is based on current market prices for securities backed by similar loans and includes the fair value of optional and firm forward commitments, based on current levels of interest rates versus the committed rates. The fair value of loans receivable held in portfolio is based on current market prices for securities backed by similar loans. Loan servicing rights, including those with excess servicing rights, are valued based on the estimated discounted net cash flows to be received less the estimated market cost of servicing. The fair values of investments and mortgage-backed securities are based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.
     The carrying amount of demand deposits and savings accounts approximates the fair value. The fair value of certificates of deposit is estimated using the rates currently offered for deposits of similar remaining terms. The Company has not included a core deposit intangible valuation on its aggregate deposit portfolio for either year presented. However, independently published statistical information indicates that the 1996 deposit premiums for the aggregate thrift industry merger activity approximated 6% of total deposits (6% at December 31, 1995). The fair value of FHLB advances and other long-term borrowings is estimated based on current rates for borrowings with similar terms.
     The fair value of interest rate exchange agreements is the difference in the present value of future cash flows between the Company's existing agreements and new, market-rate agreements which could have been entered into at December 31, 1996 and 1995, for the same duration. The fair value of retail loan commitments is estimated based on current levels of interest rates versus the committed interest rates. The fair value of commercial and other standby letters of credit approximates the present value of the fees to be received over the terms of the commitments.
     Management uses its best judgement in estimating the fair value of non-traded financial instruments but there are inherent limitations in any estimation technique. For example, liquid markets do not exist for some categories of loans held by the Company. By definition, the function of a financial intermediary is, in large part, to provide liquidity where organized markets do not exist. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts which the Company could realize in a current transaction.
     The information presented is based on pertinent information available to management as of December 31, 1996 and 1995. Although management is not aware of any factors, other than changes in interest rates, that would significantly affect the estimated fair values, the current estimated fair value of these instruments may have changed significantly since that point in time.

Notes to Consolidated Financial Statements
                                           Standard Federal Bancorporation, Inc.

27. QUARTERLY FINANCIAL DATA
The following tables present summarized data for each of the four quarters in the years ended December 31, 1996, 1995 and 1994:

                                                               Fourth         Third         Second        First
1996:                                                           (In Thousands, Except Earnings Per Share Data)
-----------------------------------------------------------------------------------------------------------------
Net interest income                                           $103,698       $101,928       $94,754       $88,126
Provision for losses                                              (808)        (1,042)         (537)         (605)
-----------------------------------------------------------------------------------------------------------------
Net interest income after provision for losses                 102,890        100,886        94,217        87,521
Other operating income                                          15,689         17,271        13,656        12,554
Net gains                                                        5,311          2,762         5,853         5,681
Servicing rights valuation                                       1,000            594           200            --
Operating and administrative expenses (1)                      (66,467)      (133,949)      (59,911)      (53,176)
-----------------------------------------------------------------------------------------------------------------
Income (Loss) before (provision) benefit for federal
  income taxes and the cumulative effect of a change in
  accounting for goodwill                                       58,423        (12,436)       54,015        52,580
(Provision) Benefit for federal income taxes                   (21,100)         4,100       (19,000)      (19,400)
-----------------------------------------------------------------------------------------------------------------
Income (Loss) before the cumulative effect of a change
  in accounting for goodwill                                    37,323         (8,336)       35,015        33,180
Cumulative effect of a change in accounting for goodwill            --             --            --       (43,032)
-----------------------------------------------------------------------------------------------------------------
Net income (loss)                                              $37,323        ($8,336)      $35,015       ($9,852)
-----------------------------------------------------------------------------------------------------------------
Earnings per share:
  Income (Loss) before the cumulative effect of a change
    in accounting for goodwill                                   $1.17         ($0.26)        $1.09         $1.03
  Cumulative effect of a change in accounting for
    goodwill                                                        --             --            --         (1.34)
-----------------------------------------------------------------------------------------------------------------
Net income (loss)                                                $1.17         ($0.26)        $1.09        ($0.31)
-----------------------------------------------------------------------------------------------------------------

(1) Included in the third quarter of 1996 operating and administrative expenses is a one-time industry wide assessment, mandated by federal law, the Company's portion of which totaled $43,752,000, or $1.37 per share, after taxes, for the recapitalization of the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation.

                                                                Fourth        Third         Second        First
1995:                                                            (In Thousands, Except Earnings Per Share Data)
-----------------------------------------------------------------------------------------------------------------
Net interest income                                             $83,586       $80,729       $79,423       $78,746
(Provision for) Recovery of losses                                 (740)         (909)         (680)        1,025
-----------------------------------------------------------------------------------------------------------------
Net interest income after (provision for) recovery of
  losses                                                         82,846        79,820        78,743        79,771
Other operating income                                           12,063        10,914        13,624        14,338
Net gains (losses)                                               12,792         7,611        (1,279)        1,570
Servicing rights valuation                                       (6,600)           --            --            --
Operating and administrative expenses                           (51,556)      (49,783)      (46,348)      (50,325)
-----------------------------------------------------------------------------------------------------------------
Income before provision for federal income taxes                 49,545        48,562        44,740        45,354
Provision for federal income taxes                              (18,350)      (17,950)      (16,100)      (16,300)
-----------------------------------------------------------------------------------------------------------------
Net income                                                      $31,195       $30,612       $28,640       $29,054
-----------------------------------------------------------------------------------------------------------------
Earnings per share                                                $0.97         $0.94         $0.89         $0.90
-----------------------------------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
                                           Standard Federal Bancorporation, Inc.

27. QUARTERLY FINANCIAL DATA -- CONTINUED

                                                                Fourth        Third         Second        First
1994:                                                            (In Thousands, Except Earnings Per Share Data)
-----------------------------------------------------------------------------------------------------------------
Net interest income                                             $83,799       $84,260       $83,024       $79,564
(Provision for) Recovery of losses                                  895           (83)         (493)         (503)
-----------------------------------------------------------------------------------------------------------------
Net interest income after (provision for) recovery of
  losses                                                         84,694        84,177        82,531        79,061
Other operating income                                           12,173        12,318        13,155        10,064
Net gains                                                           115         1,603         1,834         3,405
Operating and administrative expenses                           (49,421)      (50,249)      (51,067)      (47,790)
-----------------------------------------------------------------------------------------------------------------
Income before provision for federal income taxes                 47,561        47,849        46,453        44,740
Provision for federal income taxes                              (17,300)      (17,600)      (16,800)      (15,900)
-----------------------------------------------------------------------------------------------------------------
Net income                                                      $30,261       $30,249       $29,653       $28,840
-----------------------------------------------------------------------------------------------------------------
Earnings per share                                                $0.94         $0.94         $0.92         $0.90
-----------------------------------------------------------------------------------------------------------------

28. HOLDING COMPANY FINANCIAL DATA
The following are unconsolidated financial statements for Standard Federal Bancorporation, Inc. at, or for the year ended, December 31, 1996 and 1995. Standard Federal Bank became a wholly owned subsidiary of Standard Federal Bancorporation, Inc., a unitary thrift holding company, on May 1, 1995. In conjunction with this reorganization, each outstanding share of $1 par value Standard Federal Bank common stock was converted into one share of no par value Standard Federal Bancorporation, Inc. common stock.

Notes to Consolidated Financial Statements
                                           Standard Federal Bancorporation, Inc.

28. HOLDING COMPANY FINANCIAL DATA -- CONTINUED
STATEMENT OF FINANCIAL CONDITION

                                                                        December 31,
                                                                     1996           1995
ASSETS:                                                                (In Thousands)
------------------------------------------------------------------------------------------
  Cash                                                                   $22          $270
  Securities purchased under resale agreements                        13,400         8,700
  Loan receivable -- subsidiary                                       55,000            --
  Accrued interest receivable                                            253             9
  Accounts receivable -- subsidiary                                   14,264           428
  Investment in subsidiary                                           975,468       906,932
  Federal income tax benefit                                           1,366           230
------------------------------------------------------------------------------------------
      Total assets                                                $1,059,773      $916,569
------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
------------------------------------------------------------------------------------------
  Liabilities:
    Medium-term subordinated notes                                   $98,631           $--
    Accrued interest payable                                           3,552            --
    Accounts payable                                                     746           306
    Other                                                                 71            --
------------------------------------------------------------------------------------------
      Total liabilities                                              103,000           306
------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
  Serial preferred stock, no par value per share; 50,000,000
    shares authorized; none issued                                        --            --
  Common stock, no par value per share; 150,000,000 shares
    authorized; 31,990,098 shares issued and outstanding at
    December 31, 1996; 31,185,175 shares issued and
    outstanding at December 31, 1995                                 250,637       231,884
  Restricted stock                                                       (85)           --
  Retained earnings, partially restricted                            693,435       663,655
  Unrealized net income from subsidiary                               12,786        20,724
------------------------------------------------------------------------------------------
      Total stockholders' equity                                     956,773       916,263
------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity               $1,059,773      $916,569
------------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
                                           Standard Federal Bancorporation, Inc.


28. HOLDING COMPANY FINANCIAL DATA -- CONTINUED
STATEMENTS OF INCOME

                                                                   For the Year Ended
                                                                      December 31,
                                                                   1996          1995
                                                                     (In Thousands)
---------------------------------------------------------------------------------------
NET INTEREST INCOME:
  Interest income                                                  $1,458          $618
  Interest expense                                                  3,693            --
---------------------------------------------------------------------------------------
    Net interest income (expense)                                  (2,235)          618
---------------------------------------------------------------------------------------
OTHER INCOME:
  Dividends received from subsidiary                               18,129        36,279
---------------------------------------------------------------------------------------
      Total income                                                 15,894        36,897
---------------------------------------------------------------------------------------
EXPENSE:
  Management fee paid                                               1,020           680
  Other non-interest expense                                          518           599
---------------------------------------------------------------------------------------
      Total expense                                                 1,538         1,279
---------------------------------------------------------------------------------------
Income before benefit for federal income taxes and equity in
  undistributed earnings of subsidiary                             14,356        35,618
Benefit for federal income taxes                                   (1,320)         (230)
---------------------------------------------------------------------------------------
Income before equity in undistributed earnings of subsidiary       15,676        35,848
Equity in undistributed earnings of subsidiary                     38,474        83,653
---------------------------------------------------------------------------------------
Net income                                                        $54,150      $119,501
---------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
                                           Standard Federal Bancorporation, Inc.

28. HOLDING COMPANY FINANCIAL DATA -- CONTINUED
STATEMENTS OF CASH FLOWS

                                                                    For the Year Ended
                                                                       December 31,
                                                                    1996          1995
                                                                      (In Thousands)
----------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Interest received on earning assets                                $1,402         $609
  Interest paid on interest-bearing liabilities                         (97)          --
  Dividends received from subsidiary                                 18,129       36,279
  Operating and administrative expenses                              (1,538)      (1,279)
  Federal income taxes paid                                            (261)          --
----------------------------------------------------------------------------------------
    Net cash provided by operating activities                        17,635       35,609
----------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Net increase in securities purchased under resale
    agreements                                                       (4,700)      (8,700)
  Proceeds from the sale of investment securities available
    for sale                                                         64,793           --
  Disbursement of loan to subsidiary                                (60,000)          --
  Principal repayments of loan to subsidiaries                        8,800           --
  Capital contributed to subsidiary                                 (38,000)          --
  Net increase in subsidiary transaction accounts                   (14,859)        (122)
  Net cash used to acquire Bell Bancorp, Inc.                       (24,199)          --
  Net cash used to acquire FSB Financial Corporation               (354,595)          --
----------------------------------------------------------------------------------------
    Net cash used in investing activities                          (422,760)      (8,822)
----------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Proceeds from medium-term subordinated notes offering             100,000           --
  Proceeds from short-term bank loan                                 30,000           --
  Repayment of short-term bank loan                                 (30,000)          --
  Proceeds from loan from subsidiary                                310,579           --
  Net proceeds from the exercise of common stock options             33,915        4,062
  Restricted stock grants                                                32           --
  Dividends paid to stockholders                                    (24,370)     (11,280)
  Cash disbursed to repurchase stock                                (15,279)     (19,299)
----------------------------------------------------------------------------------------
    Net cash used in financing activities                           404,877      (26,517)
----------------------------------------------------------------------------------------
NET INCREASE IN CASH                                                   (248)         270
BEGINNING CASH                                                          270           --
----------------------------------------------------------------------------------------
ENDING CASH                                                             $22         $270
----------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                        $54,150      $119,501
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Undistributed earnings of subsidiary                            (38,474)     (83,653)
    Increase in federal tax benefit                                  (1,581)        (230)
    Increase in accrued interest receivable                             (56)          (9)
    Increase in accrued interest payable                              3,552           --
    Amortization of discounts                                            44           --
----------------------------------------------------------------------------------------
      Net cash provided by operating activities                     $17,635      $35,609
----------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
                                           Standard Federal Bancorporation, Inc.


29. PENDING MERGER
On November 22, 1996, the Company and ABN AMRO announced that they had executed a definitive merger agreement, whereby ABN AMRO will purchase all of the outstanding shares of the Company for $59.00 per share in cash. The purchase price, including payments to be made with respect to outstanding stock options, will approximate $1,893,000,000. The acquisition is subject to approval by the stockholders of the Company and to regulatory approval from the Board of Governors of the Federal Reserve System, the Michigan Banking Commissioner of Financial Institutions and the Dutch Central Bank. The acquisition is expected to be consummated prior to the end of the second quarter of 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                           Standard Federal Bancorporation, Inc.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS:
The directors of the Company and the Bank are as follows:

                                                                                                             Current
                                                                                               Director       Term
Name                             Age               Position(s) Held with Company                Since        Expires
--------------------------------------------------------------------------------------------------------------------
Beverly Beltaire                 70       Director                                              1990         1999
Garry G. Carley                  57       Executive Vice President, Secretary and Director      1985         1999
Ernest L. Grove, Jr.             72       Director                                              1986         1998
Norman P. Hahn                   70       Director                                              1989         1998
William E. Hoglund               62       Director                                              1993         1997
John M. O'Hara                   67       Director                                              1986         1997
Jack L. Otto                     70       Director                                              1984         1998
Thomas R. Ricketts               66       Chairman of the Board, President and                  1972         1997
                                          Chief Executive Officer
Robert G. Rowen                  58       Senior Vice President and Director                    1996         1999
E.G. Wilkinson, Jr.              65       Director                                              1994         1997
David P. Williams                62       Director                                              1990         1999
------------------------------------------------------------------------------------------------------------------

BEVERLY BELTAIRE served as the President and Chief Executive Officer of PR Associates, Inc., a public relations firm, from 1963 until her retirement in 1994.

GARRY G. CARLEY joined the Bank in 1977. He served as Senior Vice President and General Counsel of the Bank from 1977 until 1983. In 1982, Mr. Carley was also elected Secretary. Since 1983, he has served as Executive Vice President and Secretary of the Bank. Since 1989, he has also served as Chief Lending Officer of the Bank. Since 1995, Mr. Carley has served as Executive Vice President and Secretary of the Company.

ERNEST L. GROVE, JR., retired in 1989 from the positions of Vice Chairman of the Board of Directors and Chief Financial Officer of The Detroit Edison Company, a public electric utility. Mr. Grove is the Chairman of the Board of Fretter, Inc., a specialty retailer of home entertainment products, consumer electronics and appliances, and a Trustee of Cranbrook Funds, an investment company (mutual fund).

NORMAN P. HAHN served as President and Chief Executive Officer of First Federal Savings & Loan Association of Kalamazoo ("First Federal") from 1980 until 1989, when the Bank acquired First Federal. Mr. Hahn retired from his position of Senior Vice President in charge of the Bank's South-Central Michigan region in 1991.

WILLIAM E. HOGLUND served as Executive Vice President of General Motors Corporation ("GM") from 1988 until his retirement in 1994. From April 1992 until November 1992, Mr. Hoglund also served as the Chief Financial Officer of GM. From November 1992 until his retirement, Mr. Hoglund also served as a director of GM, and also serves as a director of Mead Corporation, The Detroit Diesel Corporation and the Sloan Foundation.

JOHN M. O'HARA served as President of The Polk Company, a publishing company, from 1985 until 1990, as its Chief Executive Officer from 1986 until his retirement in 1994, and as Chairman from 1987 until his retirement. Mr. O'Hara continues to serve as a director of both the Polk Company and Inland Press.

JACK L. OTTO retired in 1981 from his position as Managing Partner of the Detroit office of Ernst & Young, a public accounting firm. From 1981 through 1985, he served as Executive Director of the McGregor Fund, a private philanthropic foundation. Mr. Otto also serves as a director of the Munder Funds, a family of mutual funds.

                                           Standard Federal Bancorporation, Inc.

THOMAS R. RICKETTS joined the Bank in 1956. He was elected President of the Bank in 1973. In 1974, Mr. Ricketts was elected President and Chief Executive Officer of the Bank. In 1981, Mr. Ricketts was also elected Chairman of the Board of the Bank. In 1995, Mr. Ricketts was elected President, Chief Executive Officer and Chairman of the Board of the Company.

ROBERT G. ROWEN served as President and Chief Executive Officer of Bell Federal Savings and Loan Association ("Bell") until the acquisition of Bell by the Bank in 1996. Mr. Rowen now serves as Senior Vice President and Manager of the Bank's Chicago region.

E.G. WILKINSON, JR., served as President and Chief Executive Officer of Heritage Bankcorp, Inc. ("Heritage"), from 1989 until the acquisition of Heritage by the Bank in 1993. Mr. Wilkinson retired from his position of Senior Vice President of the Bank in 1994.

DAVID P. WILLIAMS has served as President and Chief Operating Officer of The Budd Company, a manufacturing company, since 1986 and as a director of that company since 1977. Mr. Williams also serves as a director of SPX Corporation, Budd Canada Ltd. and Greening Donald Company Ltd.

     As permitted by Instruction 3 to Item 401(b) of Regulation S-K, the executive officers of the Company are listed under Part I, Item 1.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION
Directors of the Company who are not employees of the Company or the Bank ("Outside Directors") are currently paid an annual fee of $19,200 plus $1,000 for attendance at each Board meeting. Outside Directors serving on one or more of the committees of the Board receive an additional $500 for each committee meeting attended. Outside Directors are also reimbursed for reasonable travel expense incurred in connection with Board and committee meetings. A plan permitting directors to defer compensation is also available to Outside Directors. Directors who are also officers of the Company do not receive additional compensation for serving on the Board of Directors or any committee thereof.

EXECUTIVE COMPENSATION
The following table sets forth information with respect to the compensation paid or accrued by Standard Federal or the Bank during the last three fiscal years ended December 31, 1996, to or on behalf of each executive officer of the Company whose annual compensation in 1996 exceeded $100,000, including the Chief Executive Officer (the "Named Officers"), in all capacities in which they served:

                                           Standard Federal Bancorporation, Inc.

                           SUMMARY COMPENSATION TABLE

                                                                                        Long-Term
                                                 Annual Compensation                   Compensation
                                   ------------------------------------------------       Awards
                                                                          Other        ------------
                                                                          Annual        Securities      All Other
                                   Fiscal                              Compensation     Underlying     Compensation
Name and Principal Position(s)      Year     Salary($)     Bonus($)        $(1)         Options #1         $(2)
-------------------------------------------------------------------------------------------------------------------
Thomas R. Ricketts                  1996     $1,000,000        $--           $--                --        $4,196
  Chairman, President and           1995        992,000         --        30,558       50,000 shs.         4,356
  Chief Executive Officer           1994        800,000    133,333        32,176       40,000 shs.        46,543
Garry G. Carley                     1996        480,500         --            --                --         4,934
  Executive Vice President,         1995        460,500         --         4,134       20,000 shs.         4,350
  Secretary and Director            1994        405,000     33,750        29,869       20,000 shs.        44,025
Ronald J. Palmer                    1996        335,000         --            --                --         5,174
  Senior Vice President             1995        320,500         --         1,453       10,000 shs.         4,350
  and General Counsel               1994        277,000     28,854        35,214       10,000 shs.        50,632
Joseph Krul                         1996        290,000         --            --                --         5,174
  Senior Vice President and         1995        271,000         --           985       10,000 shs.         4,350
  Chief Financial Officer           1994        240,000     10,000        27,899       10,000 shs.        42,742
------------------------------------------------------------------------------------------------------------------

(1) In 1995, consists of reimbursement of the social security tax and the related additional income taxes imposed on the Named Officer due to the inclusion in the Named Officer's social security wages of the incremental accrued benefit under the Excess Benefit Plan and the Supplemental Executive Retirement Plan ("SERP"). In 1994, consists of reimbursement of the additional income taxes imposed on the Named Officer due to the inclusion in the Named Officer's taxable income of the reimbursement of country club initiation fees described in Note (2) below. Perquisites received by the Named Officers did not exceed the lesser of $50,000 or 10% of a Named Officer's salary and bonus therefore no disclosure of such amounts is required under applicable rules.
(2) Consists of the Company's matching contribution to the Named Officer's account in the Company's Savings and Investment Plan, insurance premiums paid by the Company with respect to term life insurance for the benefit of each of the Named Officers in the following amounts for 1996: Mr. Ricketts - $1,596; Mr. Carley - $2,834; Mr. Palmer - $3,074; and Mr. Krul - $3,074, and
    automobile allowances. In 1994 other compensation also consists of reimbursement for the payment of one-time initiation fees at certain country clubs the Company's Board of Directors determined the named Officers should join.

STOCK OPTIONS
No stock options were granted to the Named Officers during the Company's last fiscal year. No stock appreciation rights have ever been granted under the Option Plan and no options have been awarded to the Named Officers under the 1995 Option Plan.

OPTION EXERCISES AND HOLDINGS
The following table sets forth information with respect to the Named Officers concerning the exercise of options during the last fiscal year. At January 1, 1997, none of the Named Officers held any unexercised options.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

                                                                   Shares
                                                                Acquired Upon         Value
Name                                                              Exercise          Realized
----------------------------------------------------------------------------------------------
Thomas R. Ricketts                                                 387,000         $12,305,089
Garry G. Carley                                                    188,500           6,973,204
Ronald J. Palmer                                                    87,000           3,111,182
Joseph Krul                                                         63,000           2,174,282
----------------------------------------------------------------------------------------------

                                           Standard Federal Bancorporation, Inc.

SHAREHOLDER VALUE UNITS
The following table provides certain information relating to shareholder value units ("SVUs") redeemed by the Named Officers under the 1995 Option Plan. The value of one-half of the units was determined based on the stock price performance (including invested dividends) of Standard Federal Common Stock relative to the Standard & Poor's 500 Composite Index ("S&P 500 Index"); the value of the other half of the SVUs awarded was keyed to the stock performance of the largest 25 publicly traded SAIF-insured thrift institutions in the United States (the "Top 25 Thrift Index"), ranked by asset size, which are not in the process of a publicly announced change in control. A portion of the SVUs was paid out to the participants during December 1996, due to the pending acquisition of Standard Federal Bancorporation, Inc., by ABN AMRO North America, Inc., which is scheduled to occur in the second quarter of 1997. The remaining SVUs will be paid during 1997.

            LONG-TERM INCENTIVE PLAN REDEMPTIONS IN LAST FISCAL YEAR

                                                                                          Estimated Redemption
                                                                    Redemption Value       Value of SVUs Held
                                                Number of SVUs          Received          at December 31, 1996
--------------------------------------------------------------------------------------------------------------
Thomas R. Ricketts                                   400                     $--                $503,943
Garry G. Carley                                      200                      --                 251,972
Ronald J. Palmer                                     120                 151,183                      --
Joseph Krul                                          120                 151,183                      --
--------------------------------------------------------------------------------------------------------------

PENSION PLANS
The following table sets forth the estimated annual benefits (in single-life annuity amounts) payable upon normal retirement to participants whose highest average five-year earnings and years of service are as listed. The benefits set forth in the table include amounts to be paid under the Retirement Plan, the Excess Benefit Plan and the SERP. Benefits under the Excess Benefit Plan and the SERP are payable in a lump-sum upon retirement. There is no benefit reduction for social security or other offset amounts.

                                             Years of Service
Remuneration       10         15         20         25         30         35         40
------------------------------------------------------------------------------------------
   $225,000      $45,000    $67,500    $90,000   $112,500   $135,000   $157,500   $180,000
    250,000       50,000     75,000    100,000    125,000    150,000    175,000    200,000
    300,000       60,000     90,000    120,000    150,000    180,000    210,000    240,000
    400,000       80,000    120,000    160,000    200,000    240,000    280,000    320,000
    450,000       90,000    135,000    180,000    225,000    270,000    315,000    360,000
    500,000      100,000    150,000    200,000    250,000    300,000    350,000    400,000
    600,000      120,000    180,000    240,000    300,000    360,000    420,000    480,000
    700,000      140,000    210,000    280,000    350,000    420,000    490,000    560,000
    800,000      160,000    240,000    320,000    400,000    480,000    560,000    640,000
    900,000      180,000    270,000    360,000    450,000    540,000    630,000    720,000
  1,000,000      200,000    300,000    400,000    500,000    600,000    700,000    800,000
  1,100,000      220,000    330,000    440,000    550,000    660,000    770,000    880,000
  1,200,000      240,000    360,000    480,000    600,000    720,000    840,000    960,000
------------------------------------------------------------------------------------------

     At January 1, 1997, the years of service of each of the Company's four executive officers were as follows: Mr. Ricketts - 40 years; Mr. Carley - 19 years; Mr. Palmer - 23 years; Mr. Krul - 11 years. For the purpose of calculating benefits under the Retirement Plan, the Excess Benefit Plan and the SERP, compensation does not include bonuses and other earnings. For the year ended December 31, 1996, covered compensation for purposes of these plans for each of the aforementioned executive officers was as follows: Mr. Ricketts - $1,000,000; Mr. Carley - $480,500; Mr. Palmer -$335,000; and Mr. Krul -
$290,000.

                                           Standard Federal Bancorporation, Inc.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS
The Bank has entered into employment agreements with each of its four executive officers. Under the employment agreements, each executive officer is to serve in his current capacity for a three-year term subject to any authorized extensions. The agreements may be extended for additional one-year periods by the Company's Board of Directors, which annually reviews these agreements and, as part of such review, considers the justification for any extensions of their terms, with specific approval thereof being required. Messrs. Ricketts and Carley do not participate in the review of their own employment agreements. The employment agreements provide for payment of a base salary as set forth in the agreement and for such other compensation as may be determined by the Board of Directors from time to time. Each employment agreement also provides for payments to the executive officer upon termination of employment by the Company (other than for cause, disability, retirement or a change in control of the Company) or by the executive officer for certain specific reasons. Upon such a termination of employment, the executive officer would be entitled to a payment equal to the greater of the payments remaining under the agreement or three times the average of the executive officer's W-2 compensation for the five preceding years. If the Company, however, is not in compliance with its minimum capital requirements or if the foregoing payments would cause the Company's capital to be reduced below its minimum capital requirements, such payments would be deferred until the Company was in compliance.
     The employment agreements also provide for payments upon a change in control of the Company, which payments cannot exceed the limitations on parachute payments contained in the Code. The term "change in control" is defined in the employment agreements to include, among other things, the acquisition of more than 25% of the Company's outstanding Common Stock by a person or entity other than the Company or a wholly owned subsidiary of the Company, the sale of all or substantially all of the Company's assets, the liquidation or dissolution of the Company, certain reorganizations in which the Company is not the surviving entity, or a change in the majority of the members of the Board of Directors. Such payments upon a "change in control" may make it more difficult for any individual or entity to acquire control of the Company. The proposed purchase by ABN AMRO of all of the outstanding shares of the Company would constitute a change in control under each Named Officer's employment agreement. The employment agreements also provide for certain benefits in case of disability and do not preclude the executive officers from participating in other Company employee benefit programs.
     If each of the Company's executive officers were entitled to receive payments in the event of a change in control of the Company, as of January 1, 1997, the estimated amounts would be as follows: Mr. Ricketts -- $14,834,000; Mr. Carley -- $6,543,000; Mr. Palmer -- $3,305,000; Mr. Krul -- $2,388,000.

                                           Standard Federal Bancorporation, Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS
The following table sets forth certain information, as of December 31, 1996, with respect to the only persons known by the Company to have filed a beneficial ownership report with the SEC pursuant to Section 13(d) of the Securities Exchange Act of 1934 (the "Exchange Act") with respect to 5% or more of the Company's outstanding Common Stock.

                                                                Amount and Nature
                                                                  of Beneficial        Percent
Name and Address of Beneficial Owner                                Ownership          of Class
-----------------------------------------------------------------------------------------------
Loomis, Sayles & Company, L.P.                                      1,838,425(1)         5.7%
  One Financial Center
  Boston, Massachusetts 02111
Legg Mason Wood Walker, Inc.                                        2,000,105(2)         6.4%
  7 East Redwood Street
  Baltimore, Maryland 21203-7023
-----------------------------------------------------------------------------------------------

(1) The shares are held by Loomis Sayles & Company, L.P. in its capacity an investment advisor to numerous clients. According to its Schedule 13G filed with the SEC, dated February 13, 1997, Loomis has sole power to vote or direct the vote with respect to 718,200 shares and shares the power to vote or direct the vote with respect to 1,838,425 shares.
(2) According to its Schedule 13G filed with the SEC, dated February 11, 1997, these shares include 1,989,500 shares beneficially owned by Legg Mason Value Trust, Inc., Legg Mason Total Return Fund, Inc., and Legg Mason Special Trust, Inc., as to which Legg Mason Fund Adviser, Inc., exercises dispositive power. The remaining shares are held by various clients of Legg Mason Managed Investment Portfolio, Legg Mason Capital Management, Inc. and Batterymarch Financial Management, Inc., as to which each exercises dispositive power.

DIRECTORS AND EXECUTIVE OFFICERS
The following table sets forth, as of the Record Date, information as to Common Stock beneficially owned, as of the Record Date, by directors and executive officers of the Company, and by the directors and executive officers as a group.

                                                                 Number
                                                                   of          Percent
Name                                                            Shares(1)      of Class
---------------------------------------------------------------------------------------
Beverly Beltaire                                                   4,774           *
Garry G. Carley                                                    9,344           *
Ernest L. Grove, Jr.                                               1,818           *
Norman P. Hahn                                                     8,197           *
William P. Hoglund                                                 2,000           *
John M. O'Hara                                                    12,095           *
Jack L. Otto                                                       5,490           *
Thomas R. Ricketts                                               279,821         0.9%
Robert G. Rowen                                                    5,000           *
E. G. Wilkinson, Jr.                                               3,421           *
David P. Williams                                                  1,000           *
Joseph Krul                                                        3,777           *
Ronald J. Palmer                                                  11,019           *
All directors and executive officers as a group (13 persons)     347,756         1.1%
---------------------------------------------------------------------------------------

 *  Less than 0.1%
(1) Based on information provided by the respective directors and executive officers. Unless otherwise indicated, the amounts shown include shares owned jointly with family members with whom the person shares voting and dispositive powers, or as custodian or trustee over which shares the person effectively exercises voting and dispositive powers. These amounts also include certain shares held in the person's Savings and Investment Plan (the "Plan") account, as of December 31, 1996, with respect to which the person has sole dispositive power and a right to vote. However, the Trustee under the Plan may vote the shares, in accordance with a formula set forth in the Plan, if the Plan participant does not vote the shares.

                                           Standard Federal Bancorporation, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS
Standard Federal has a policy of making mortgage and consumer loans to its employees, officers and directors. These loans are made in the ordinary course of business and do not involve more than the normal risk of collectibility or present other unfavorable features. These loans are made on substantially the same terms as those prevailing at the time for comparable transactions with members of the general public.
     Standard Federal offers all officers and employees with more than 90 days of service, except the Company's executive officers, discounted interest rates of 0.25% to 1% on certain of the Bank's consumer loan products, such as automobile and home improvement loans. The Bank also offers mortgage loans to all officers and employees with at least one year of service, except its executive officers, at rates that are up to one-half of 1% below prevailing market rates, and maintains a policy of waiving all or a portion of the application, closing and loan discount fees on mortgage loans depending upon the individual's years of service with the Bank. Prior to August 9, 1989, executive officers were eligible to receive loans on terms set forth above. Currently, however, executive officers are eligible to receive loans only at the rates and on the terms as are made available by the Bank to the general public from time to time.
     Set forth below is certain information relating to a loan made to an executive officer of the Company which had an outstanding balance in excess of $60,000 during 1996. The loan reflected on the following chart was made prior to August 9, 1989, to the person listed below, pursuant to the Bank's employee loan policy described in the preceding paragraph. The following loan is an adjustable-rate, first-mortgage loan on property occupied as the borrower's primary residence.

                                                                   Largest Amount          Amount
                                                                  of indebtedness        Outstanding
                                                    Year          Since January 1,       February 1,       Interest
                     Name                        Originated             1996                1997             Rate
------------------------------------------------------------------------------------------------------------------
Joseph Krul                                         1988              $138,243            $135,966          8.32%
------------------------------------------------------------------------------------------------------------------

                                           Standard Federal Bancorporation, Inc.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) The following documents are filed as a part of this report:

     1. The following consolidated financial statements of the Company and its subsidiaries are included this Form 10-K under Item 8:
         Management's Report
         Independent Accountants' Audit Report
         Independent Accountants' Attestation Report
         Consolidated Statements of Financial Condition - December 31, 1996 and 1995
         Consolidated Statements of Income - Years Ended December 31, 1996, 1995 and 1994
         Consolidated Statements of Cash Flows - Years Ended December 31, 1996, 1995 and 1994
         Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1996, 1995 and 1994
         Noted to Consolidated Financial Statements

     2. All of the schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions, the required information is contained elsewhere in this Form 10-K, or the schedules are inapplicable and, therefore, have been omitted.

     3. The following exhibits are required to be filed with this report by Item 14(c):

             2.1 Agreement and Plan of Merger, dated November 21, 1996, by and among ABN AMRO North America, Inc., Heitritz Corp. and the Company (previously filed as Exhibit 2.1 to the Company's Form 8-K Current Report filed November 22, 1996 and incorporated herein by reference).

             2.2   Option Agreement, dated November 21, 1996, by and between
                   ABN AMRO North America, Inc. and the Company (previously filed as Exhibit 2.2 to the Company's Form 8-K Current
                   Report filed November 27, 1996, and incorporated herein by reference).

             3.1   Restated Articles of Incorporation of the Company
                   (previously filed as Exhibit 3.1 to the Company's Form 8-A
                   Registration Statement and incorporated herein by reference).

             3.2   Bylaws of the Company (filed herewith).

             4.1   Specimen Common Stock Certificate (previously filed as
                   Exhibit 4 to the Company's Form 8-A Registration Statement and incorporated herein by reference).

             4.2   Rights Agreement, dated as of February 16, 1995, between the
                   Company and Registrar and Transfer Company, as Rights Agent
                   (previously filed as Exhibit 4.1 to the Registrant's Form
                   8-A Registration Statement and incorporated herein by reference).

             4.3   Amendment to Rights Agreement, dated November 21, 1996
                   (previously filed as Exhibit 2.3 to the Company's Form 8-K
                   Current Report filed November 22, 1996, and incorporated herein by reference.

            10.1 *Unfunded Excess Benefit Plan of Standard Federal Bank, as amended and restated (previously filed as Exhibit 10.1 to the Company's Form 8-A Registration Statement and incorporated herein by reference).

            10.2   *Supplemental Executive Retirement Plan of Standard Federal
                   Bank, as amended and restated (previously filed as Exhibit
                   10.2 to the Company's Form 8-A Registration Statement and incorporated herein by reference).

            10.3   *Trust Agreement under the Standard Federal Bank Unfunded
                   Excess Benefit Plan and Supplemental Executive Retirement
                   Plan (previously filed as Exhibit 10.3 to the Company's Form
                   8-A Registration Statement and incorporated herein by reference).

                                           Standard Federal Bancorporation, Inc.

            10.4 *Form of Employment Agreements separately entered into between Standard Federal Bank and each of Messrs. Ricketts, Carley, Palmer and Krul (previously filed as Exhibit 10.4 to the Company's Form 8-A Registration Statement and incorporated herein by reference).
            10.5 *First Amended Employee Stock Option and Appreciation Rights Plan of Standard Federal Bank, as amended and restated (previously filed as Exhibit 10.5 to the Company's Form 8-A Registration Statement and incorporated herein by reference).
            10.6 *1995 Stock Option and Shareholder Value Plan of Standard Federal Bank (previously filed as Exhibit 10.6 to the Company's Form 8-A Registration Statement and incorporated herein by reference).
            10.7 *Deferred Compensation Plan of Standard Federal Bank (previously filed as Exhibit 10.7 to the Company's Form 8-A Registration Statement and incorporated herein by reference).
            22.    Subsidiaries of the Registrant (filed herewith).
            23.    Consent of Deloitte & Touche LLP (filed herewith).
            27.    Financial Data Schedule (Edgar filing only).

-------------------------
* Denotes management contract, a compensatory arrangement required to be filed as an exhibit in which Company's executive officers participate.

Standard Federal Bancorporation, Inc., will furnish to any stockholder a copy of any of the exhibits listed above upon written request and upon payment of a specified reasonable fee, which fee shall be equal to the Company's reasonable expenses in furnishing the exhibit to the stockholder. Requests for exhibits and information regarding the applicable fee should be directed to: Joseph Krul, Senior Vice President, at the address of the principal executive offices set forth on the cover of this Report on Form 10-K.

(b) A Form 8-K was filed by the Company on November 22, 1996. The Form 8-K discusses, under Item 5 -- Other Events, the Agreement and Plan of Merger between the Company and ABN AMRO North America, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 1997.

                                          STANDARD FEDERAL BANCORPORATION, INC.

                                          By: /s/ THOMAS R. RICKETTS
                                            ------------------------------------
                                              Thomas R. Ricketts
                                              Chairman of the Board, President
                                              and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 1997.

                            SIGNATURE                                               TITLE
                            ---------                                               -----

By:  /s/ THOMAS R. RICKETTS                                         Chairman of the Board, President and
     -----------------------------------------------------          Chief Executive Officer (Principal
     Thomas R. Ricketts                                             Executive Officer)

By:  /s/ GARRY G. CARLEY                                            Executive Vice President, Secretary
     -----------------------------------------------------          and Director
     Garry G. Carley

By:  /s/ BEVERLY BELTAIRE                                           Director
     -----------------------------------------------------
     Beverly Beltaire

By:  /s/ ERNEST L. GROVE, JR.                                       Director
     -----------------------------------------------------
     Ernest L. Grove, Jr.

By:  /s/ NORMAN P. HAHN                                             Director
     -----------------------------------------------------
     Norman P. Hahn

By:  /s/ WILLIAM E. HOGLUND                                         Director
     -----------------------------------------------------
     William E. Hoglund

By:  /s/ JOHN M. O'HARA                                             Director
     -----------------------------------------------------
     John M. O'Hara

By:  /s/ JACK L. OTTO                                               Director
     -----------------------------------------------------
     Jack L. Otto

By:  /s/ ROBERT G. ROWEN                                            Director
     -----------------------------------------------------
     Robert G. Rowen

By:  /s/ DAVID P. WILLIAMS                                          Director
     -----------------------------------------------------
     David P. Williams

By:  /s/ E.G. WILKINSON, JR.                                        Director
     -----------------------------------------------------
     E.G. Wilkinson, Jr.

By:  /s/ JOSEPH KRUL                                                Senior Vice President and Chief
     -----------------------------------------------------          Financial Officer (Principal Financial
     Joseph Krul                                                    and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------

  2.1 Agreement and Plan of Merger, dated November 21, 1996, by and among ABN AMRO North America, Inc., Heitritz Corp. and the Company (previously filed as Exhibit 2.1 to the Company's Form 8-K Current Report filed November 22, 1996 and incorporated herein by reference).
  2.2    Option Agreement, dated November 21, 1996, by and between
         ABN AMRO North America, Inc. and the Company (previously filed as Exhibit 2.2 to the Company's Form 8-K Current
         Report filed November 27, 1996, and incorporated herein by reference).
  3.1    Restated Articles of Incorporation of the Company
         (previously filed as Exhibit 3.1 to the Company's Form 8-A
         Registration Statement and incorporated herein by reference).
  3.2    Bylaws of the Company (filed herewith).
  4.1    Specimen Common Stock Certificate (previously filed as
         Exhibit 4 to the Company's Form 8-A Registration Statement and incorporated herein by reference).
  4.2    Rights Agreement, dated as of February 16, 1995, between the
         Company and Registrar and Transfer Company, as Rights Agent
         (previously filed as Exhibit 4.1 to the Registrant's Form
         8-A Registration Statement and incorporated herein by reference).
  4.3    Amendment to Rights Agreement, dated November 21, 1996
         (previously filed as Exhibit 2.3 to the Company's Form 8-K
         Current Report filed November 22, 1996, and incorporated herein by reference.
 10.1 *Unfunded Excess Benefit Plan of Standard Federal Bank, as amended and restated (previously filed as Exhibit 10.1 to the Company's Form 8-A Registration Statement and incorporated herein by reference).
 10.2    *Supplemental Executive Retirement Plan of Standard Federal
         Bank, as amended and restated (previously filed as Exhibit
         10.2 to the Company's Form 8-A Registration Statement and incorporated herein by reference).
 10.3    *Trust Agreement under the Standard Federal Bank Unfunded
         Excess Benefit Plan and Supplemental Executive Retirement
         Plan (previously filed as Exhibit 10.3 to the Company's Form
         8-A Registration Statement and incorporated herein by reference).
 10.4 *Form of Employment Agreements separately entered into between Standard Federal Bank and each of Messrs. Ricketts,
         Carley, Palmer and Krul (previously filed as Exhibit 10.4 to the Company's Form 8-A Registration Statement and incorporated herein by reference).
 10.5    *First Amended Employee Stock Option and Appreciation Rights
         Plan of Standard Federal Bank, as amended and restated
         (previously filed as Exhibit 10.5 to the Company's Form 8-A
         Registration Statement and incorporated herein by reference).
 10.6    *1995 Stock Option and Shareholder Value Plan of Standard
         Federal Bank (previously filed as Exhibit 10.6 to the
         Company's Form 8-A Registration Statement and incorporated herein by reference).
 10.7    *Deferred Compensation Plan of Standard Federal Bank
         (previously filed as Exhibit 10.7 to the Company's Form 8-A
         Registration Statement and incorporated herein by reference).
 22.     Subsidiaries of the Registrant (filed herewith).
 23.     Consent of Deloitte & Touche LLP (filed herewith).
 27.     Financial Data Schedule (Edgar filing only).

-------------------------
* Denotes management contract, a compensatory arrangement required to be filed as an exhibit in which Company's executive officers participate.